Form 10-K
period 1994-01-03
VONS COMPANIES INC
filed 1994-03-31
CIK 715633

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                     ----------------------

                            FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 1994

                            OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to
                               -------     -------
                  Commission File Number 1-8452

                     ----------------------

                    THE VONS COMPANIES, INC.
     (Exact name of registrant as specified in its charter)

             Michigan                             38-1623900
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

         618 Michillinda Avenue, Arcadia, California 91007
       (Address of principal executive offices and zip code)

Registrant's telephone number, including area code (818) 821-
7000

                     ----------------------

Securities registered pursuant to Section 12(b) of the Act:

Title  of each class  Name of each exchange on which registered
- --------------------  -----------------------------------------
Common Stock, $.10
par value per share              New York Stock Exchange

                     ----------------------
Securities registered pursuant to section 12(g) of the Act:

                              None
                        (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 14, 1994: Common Stock, par value
$.10 per share - $433,061,474.

      The number of shares of Common Stock outstanding as of March 14, 1994 - 43,341,926.

     DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Annual
Report to Shareholders for fiscal year ended January 2, 1994 are incorporated by reference into Parts II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1994, are incorporated by reference into Part III, to be filed no later than May 8, 1994.

                              PART I


ITEM 1: BUSINESS

General


     The Vons Companies, Inc. ("Vons" or the "Company") is the largest supermarket chain in Southern California (including Clark County, Nevada) based on sales. As of January 2, 1994, Vons operated 345 supermarkets and food and drug retail stores. Vons also operates a fluid milk processing facility, an ice cream plant, a bakery, a delicatessen kitchen, and distribution facilities for meat, grocery, produce and general merchandise.

     Vons believes that it is a leader in the successful introduction of innovative supermarkets and food and drug combination stores as well as in the operation of multiple store types which are designed to serve diverse customer needs. Vons operates under the names "Vons," "Vons Food and Drug," "Pavilions," "Tianguis," and "EXPO." The Company's marketing platform is built on offering the customer greater value than found elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

     Vons' grocery business began operations in 1906. From 1969 until December 1985, it was owned, along with certain other merchandising businesses, by Household International, Inc. In 1985, these merchandising businesses were acquired by a newly formed corporation in a leveraged buyout, organized in part by the Company's present management. During 1986, all of these acquired merchandising businesses, other than the grocery business, were sold.

     On July 22, 1987, the newly formed corporation was merged (the "Allied Merger") with and into Allied Supermarkets, Inc., a Michigan corporation ("Allied"), and the surviving corporation was renamed The Vons Companies, Inc., a Michigan corporation. On the same date as the Allied Merger, substantially all of the business previously operated by Allied was sold to a company organized by the former management of Allied, leaving the Company with operations located only in Southern California, as they existed prior to the Allied Merger.

     On August 29, 1988, the Company purchased substantially all of the operations of Safeway, Inc. ("Safeway") in Southern California. At the time of the acquisition (the "Safeway Acquisition"), these operations included 162 supermarkets and manufacturing and distribution facilities. As a result of the Safeway Acquisition and other purchases of Vons common stock, Safeway, through a wholly-owned subsidiary, is Vons' largest shareholder, with approximately 35% of the outstanding shares of Vons common stock. Safeway is an affiliate of Kohlberg Kravis Roberts and Co.

     On January 28, 1992, Vons acquired the supermarket business of Williams Bros. Markets, Inc. ("Williams Bros.") which included 18 supermarkets. These stores are located primarily in Santa Barbara and San Luis Obispo counties, in the central coast of California.

Strategic Restructuring

     In response to the weak economic environment in the regions it serves, and other factors having a negative impact on sales, the Company commenced a cost containment and strategic restructuring program during fourth quarter 1993. The program includes the accelerated closure of underperforming facilities and a reduction in administrative staff. In addition, the Company reorganized its store district operation in 1993 to be leaner and more efficient. The Company is pursuing other potentially significant initiatives designed to increase efficiency and lower its cost structure over time. This program is expected to produce significant expense reductions which the Company will reinvest into its business through lower prices and improved store service levels.

     In January 1994, the Company introduced the "Vons Value Program." This program emphasizes low prices everyday and represents a strategic repositioning of the Company's market focus. The Vons Value Program began with price reductions on at least 3,000 items per store and included improved store signage to better inform customers as to the many ways to save money at Vons, including the newly reduced prices, weekly advertised specials and free membership club savings. Double coupons will remain an integral part of the Vons offering. An important component of the Vons Value Program is an increase in the amount of labor allocated for check-out. The Company believes that customer satisfaction will be increased by improving the speed of check-out. Overall store conditions will also improve as personnel from peripheral departments spend less time supporting check-out. As well, the Company's marketing campaign has been restructured to communicate the Vons Value Program price reductions and improved store service levels and will place greater emphasis on electronic media. The Vons Value Program is a long term strategy, the implementation of which will extend beyond 1994. The program is intended to initially benefit sales, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth over the long run.

Store Types

     The Company operates six store types: Vons, Vons Food and Drug, Vons Super Combo, Pavilions, Tianguis, and EXPO. Each type is designed for a different customer segment as evidenced by the store location, appearance and product offerings. A key strategy of the Company is to tailor its store and merchandise offerings to reflect its diverse customer base.

     In March 1993, Vons introduced Vons Super Combo and in June
1993, EXPO. Vons intends to continue developing distinct store identities which it believes are in demand by its customers.

     The Company operates multiple store types and supports them with centrally controlled marketing, advertising, buying, real estate development, management information systems, distribution, manufacturing, accounting and administration to maximize operating leverage and profitability.


     The following table shows, by store type, the number of Vons stores in operation at the end of each of the years indicated and the number of stores opened, closed or converted during each year:
                                  VONS
                                  FOOD    VONS
                                  AND     SUPER
                          VONS    DRUG    COMBO  PAVILIONS  TIANGUIS   EXPO    TOTAL
                         ------  ------  ------  ---------  --------  ------  ------
1991:
Beginning store count..     209      77       -         26         8       -     320
Stores opened..........       -       4       -          1         1       -       6
Stores closed or sold..      (5)     (1)      -          -         -       -      (6)
Store type conversions.      (2)      1       -          1         -       -       -
                         ------  ------  ------  ---------  --------  ------  ------
Ending store count.....     202      81       -         28         9       -     320
                         ------  ------  ------  ---------  --------  ------  ------
1992:
Stores opened..........       1       3       -          4         -       -       8
Stores acquired........      18*      -       -          -         -       -      18
Stores closed or sold..      (1)      -       -          -         -       -      (1)
Store type conversions.      (2)      2       -          -         -       -       -
                         ------  ------  ------  ---------  --------  ------  ------
Ending store count.....     218      86       -         32         9       -     345
                         ------  ------  ------  ---------  --------  ------  ------
1993:
Stores opened..........       1       4       3          -         -       4      12
Stores closed or sold..      (9)     (3)      -          -         -       -     (12)
Store type conversions.       2       3       -          -        (6)      1       -
                         ------  ------  ------  ---------  --------  ------  ------
Ending store count.....     212      90       3         32         3       5     345
                         ------  ------  ------  ---------  --------  ------  ------
                         ------  ------  ------  ---------  --------  ------  ------

Average gross square
  feet per store at
  January 2, 1994......  29,000  42,300  71,400     43,300    52,800  73,700  35,000
                         ------  ------  ------  ---------  --------  ------  ------
                         ------  ------  ------  ---------  --------  ------  ------


- -------------------

*  Represents the Williams Bros. acquisition

     Vons monitors the operating performance of all of its stores and closes or disposes of stores that do not satisfy its strategic, marketing or financial goals. Stores closed or sold typically represent underperforming units due to changes in market area or lease terms, the closure of which generally affects operating results favorably.

     Vons' traditional supermarket stores operate under the name "Vons." These stores offer extensive assortments of food products, including departments for dry groceries, produce, meat, seafood, dairy, wine and liquor as well as limited assortments of general merchandise, including greeting cards and health and beauty care items. Most Vons supermarkets also have in-store bakeries, service floral, service delicatessens with fresh and prepared foods and service seafood departments. In the first quarter of 1994, in connection with the Company's restructuring program, the Williams Bros. stores were converted to the Vons name and are included with the Vons store type. This conversion was made to offer central coast customers the Vons stores' marketing program and eliminate costs associated with maintenance of a separate marketing program.

     The "Vons Food and Drug" stores combine traditional supermarket selection and service departments with a pharmacy that is supported by a wide assortment of health and beauty care items, cosmetics and other merchandise typically found in a drug store. These stores tend to be larger than Vons' traditional supermarket stores, and generally include expanded selections of general merchandise, housewares and kitchenware.

     A larger version of the Vons Food and Drug store is the "Vons Super Combo" store which offers customers the convenience of one-stop shopping. While this store offers product selections and service departments similar to a Vons Food and Drug store, it also includes additional departments such as video rental, dry cleaning, mailing service and one-hour photo.

     Targeted to consumers interested in contemporary food selections, "Pavilions" stores are designed for a clientele conscious of food trends, who typically spend more discretionary income on food and food-related items. Pavilions stores offer expanded selections of food products and a variety of service departments. The stores generally offer selections of prepared foods, produce, wines and such service departments as hot bakeries, service floral, delicatessens, service meat departments and service seafood departments. Many Pavilions stores also offer extensive general merchandise emphasizing food-related products of department store quality, a larger health and beauty care department, a cosmetics department, and a complete pharmacy. Selected stores also offer an in-house candy shop, sausage and smoke shop, bagel shop, sushi bar, and high quality prepared Chinese food.

     Vons introduced "EXPO" stores in June 1993 as a competitive store type designed to appeal to the highly price-sensitive customer. The stores include a large section devoted to items typically found in warehouse club stores and a deep discount pharmacy and health and beauty care department, as well as a traditional core grocery section. Prices are set to be competitive with warehouse clubs on like items, and lower overall than any traditional supermarket competitor in its market area. Costs of operation of the stores are also low due to low cost product presentation methods, a low cost labor contract and customer bagging of their purchases. Selected stores also offer peripheral departments such as banks and dry cleaners.

     In response to changing market conditions, two "Tianguis" stores were converted to Vons stores, three stores were converted to Vons Food and Drug stores and one store was converted to EXPO. The Company intends to either convert the remaining three Tianguis stores to another store type in 1994 or to close the stores, eliminating the "Tianguis" type.

Store Remodel Projects and New Store Openings

     Another key strategy of the Company is to augment sales growth through the continuation of its ongoing chainwide remodel program and new store opening program. In 1993, the Company maintained its goal of having 80% of its stores either newly opened or remodeled within the preceding five years.

     The Company completed 59, 68 and 66 store remodel projects in 1993, 1992 and 1991, respectively. Store remodel projects typically result in immediate and sustained sales improvements as well as improved controllable operating profit margins. Store remodel projects are also undertaken to mitigate potential sales declines that might otherwise arise from competitor new store openings or remodels.

     Store remodel projects enable Vons to present a store appearance consistent with Vons' evolving store types and to continuously update the store base through the introduction, where possible, of service departments and new merchandising modules, which are intended to generate higher gross margins and build store traffic. Vons' remodel program also includes important store improvements, such as remerchandising to reflect contemporary design with new decor packages and selected fixture replacements. All new and remodeled stores, along with selected other stores, are also remerchandised to a dense merchandising configuration. Dense merchandising, which includes re-engineered equipment and innovative fixtures, fully utilizes linear and cubic space. With this strategy, the Company can effectively deliver a wider assortment of product and service choices to its customers without increasing the selling square footage of the store.

     In addition to continuing its remodel program, the Company plans to open ten to 15 new stores in 1994. The Company's new store opening program does not include the effect of possible store acquisition opportunities which could arise in the future. Toward this end, Vons expects to continue its practice, which is ongoing, of conducting exploratory discussions with potential sellers of groups of stores or other retail supermarket chains.

     Vons' cash capital expenditures for store projects were $253.7 million and $188.0 million in 1993 and 1992, respectively. The average cost of a store remodel project is approximately $1.1 million. It is anticipated that 1994 capital expenditures for Vons' remodel and new store programs will be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to business conditions, changing time constraints, cash flow requirements and competitive factors.

Marketing and Competition

     Southern California is one of the largest and most competitive markets for retail grocery sales in the United States. Vons' store network ranges from Fresno on the north to the Mexican border on the south and from the Pacific Ocean on the west to Clark County, Nevada on the east. This market area includes Fresno, Imperial, Inyo, Kern, Los Angeles, Mono, Orange, Riverside, Santa Barbara, San Bernardino, San Diego, San Luis Obispo, Tulare and Ventura counties, California as well as Clark County, Nevada.

     Based on independently prepared research purchased by Vons, the Company has the largest market share by dollar volume in Southern California of any supermarket operator. Vons faces a number of major as well as smaller competitors in its market.
The Company believes that in recent years the increase in the number of competitors' stores and the entrance of new competitors in its market area have intensified competition and this trend is expected to continue. In addition, convenience stores, drug stores, specialty stores, warehouse stores, membership stores as well as discount stores and fast food and other restaurants compete for the same customers.

     All store types utilize promotional buying opportunities to pass along special values to their customers. Also, stores offer customers additional savings through the use of double coupons, advertised weekly specials and its free membership club which offers customers special values and programs and enables the Company and its vendors to target specific customer segments. Vons' marketing and communication strategy is based on a combination of newspaper, direct mail, television and radio advertising.

     Vons' marketing research indicates the principal competitive factors in the retail supermarket business include price, service, quality of products, breadth of product assortment, store condition, and store location. Vons' research also indicates that customers, in response to economic conditions, are placing greater emphasis on price. Vons is responding to this trend through the newly implemented Vons Value Program. Vons believes that its strengths are its reputation for offering good values through competitive prices, low-priced advertised specials and doubling of manufacturers' coupons, all of which are intended to be enhanced through the Vons Value Program; its high quality and wide selection of fresh produce, meat and seafood; its excellent store condition; friendly personnel and its convenient store locations.

Merchandising and Store Operations

     An average store offers selections ranging from approximately 40,000 to 50,000 merchandise items. It is Vons' policy to emphasize brand-name grocery products and quality and freshness in its seafood, produce and meat selections. In addition, Vons carries its proprietary Jerseymaid dairy products as well as private label products in the grocery, delicatessen, frozen food, bakery, health and beauty care, and general merchandise departments of its stores. Vons' private label grocery, general merchandise and health and beauty care items as well as its manufactured bakery, dairy and ice cream products accounted for approximately 13% of total retail sales in 1993. The Company intends to increase this percentage over time through the introduction of additional private label items.

     In conjunction with its restructuring program, Vons is committed to being the low cost operator in the market areas it serves. Vons' strategy is to decrease over time its operating costs through aggressive buying, maintenance and introduction of various merchandising and technological innovations and stringent cost controls.

     Through technological innovation, Vons has experienced improved operational efficiency. Examples include the VonsChek automated check approval system and introduction of new high productivity side-bar scanners in checkstands which operate through a PC based point-of sale system providing price and descriptions for most items by Universal Product Code (UPC). All Vons stores are equipped with an electronic receiving system for products delivered directly to stores by vendors, electronic time and attendance reporting, and computerized labor scheduling. Vons' central buying office monitors warehouse inventory levels and product movement daily for buyer analysis and action. The management control system produces key weekly operating data by store and by region. In addition, the Company is expanding its test of a new electronic shelf tag system from nine to 20 stores. This system is expected to improve pricing accuracy and control labor costs and, based on further testing to be completed in 1994, may be considered for implementation in additional stores. Vons has further expanded its pricing accuracy agenda by implementing an in-store shelf tag printing system and by connecting the scales in the meat, deli, and other service departments to the in-store database. In addition, price changes are electronically transmitted to an in-store database which controls pricing throughout each store.

     Vons stresses uniformity of operations at each store and provides detailed operational procedures to guide store management. In addition, the Company improves the consistency of store operations through its policy to develop store managers internally and to rotate them from store to store. All store managers participate in a bonus program based upon individual store performance and are included in the Company's stock option program.

Support and Other Services

     In 1993, the Company operated a fluid milk processing facility, an ice cream plant, a central bakery, a delicatessen kitchen and a meat grinding and cooking facility. Vons' delicatessen kitchen produces many of the prepared food items sold in the service and self-service delicatessen departments of Vons' stores.

     Vons operates four distribution complexes in California, located in El Monte, San Diego, Ontario and Santa Fe Springs.
The Company utilizes advanced computerized inventory and labor management systems throughout its distribution network. As of January 2, 1994, Vons operated a fleet of 449 tractors and 1,366 trailers, of which 146 and 389, respectively, were leased and the remainder were owned. The Company's transportation department utilizes on-board electronic trip recorders to monitor travel times and a sophisticated computerized routing system. Approximately 77% of store sales in 1993 represented inventories supplied by these distribution centers, and the balance was delivered directly to the stores by vendors.

Governmental Regulation

     Vons is subject to regulation by a variety of governmental agencies, including the California Department of Alcoholic Beverage Control, the California State Board of Pharmacy, the California Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments and weights and measures agencies.

     In connection with the Safeway Acquisition, Vons, Safeway and certain other parties entered into a consent order (the "Consent Order") with the Federal Trade Commission (the "FTC") whereby Vons divested three retail grocery stores and Safeway divested nine retail grocery stores to competitors in Southern California. The Consent Order, among other things, also limits for ten years the acquisition by Vons of existing supermarkets from any other party in certain trade areas where both Vons and Safeway operated stores prior to the Safeway Acquisition, allowing a specified number of such acquisitions within any 12-month period in some areas and prohibiting acquisitions in others.

     In connection with the Williams Bros. acquisition, the Company entered into a consent order with the FTC whereby the Company divested one of the Williams Bros. store locations and among other things, agreed to seek FTC approval before acquiring any supermarket, or any interest in any company owning a supermarket, in San Luis Obispo County over the next ten years.

Employees

     At January 2, 1994, Vons employed approximately 11,500 full-time and 18,100 part-time employees as follows:

                                              Non-
                                Union       Union        Total
                                ------      ------      -------
Hourly..................        27,200         800       28,000
Salaried................            -        1,600        1,600
                                ------      ------      -------
Total Employees.........        27,200       2,400       29,600
                                ------      ------      -------
                                ------      ------      -------


     The Company and other major supermarket chains bargain collectively with their employees' unions through an organization called the Food Employers Council (the "FEC"). In the fall of 1993, the Company through the FEC, renegotiated three-year contracts with the United Food and Commercial Workers' and Meat Cutters' unions.

     The master contract with the International Brotherhood of Teamsters' union will expire in September 1994.

     Like its major competitors, pursuant to its collective bargaining agreements, Vons contributes to various union sponsored multi-employer pension plans. Under pertinent law, a participating employer which totally or partially withdraws from a multi-employer pension plan could be liable for unfunded vested benefits, which could be substantial.

Insurance

     Vons carries insurance customary in the supermarket industry to protect the Company against catastrophic loss, including earthquake insurance. The Company is approved in both California and Nevada to self-insure workers' compensation and general liability exposures and maintains third-party insurance for loss exposures in excess of self-insured retentions and deductibles.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company:


Name                       Age        Position
- ----                       ---        --------
Roger E. Stangeland        64         Chairman of the Board and
                                      Chief Executive Officer

Neill F. Crowley, III      51         Executive Vice President,
                                      Store Support

Michael F. Henn            45         Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Administrative
                                      Officer

Peter M. Horn, III         55         Executive Vice President,
                                      Store Operations

Robert J. Kelly            49         Executive Vice President,
                                      Procurement and Marketing

Terrence J. Wallock        49         Executive Vice President,
                                      General Counsel and
                                      Secretary


     Officers are elected annually and are subject to removal at any time, with or without cause, by the Company's Board of Directors, subject to all rights under employment contracts, if any.

     Mr. Stangeland has been a Director, Chairman of the Board and Chief Executive Officer of the Company for more than the last five years.

     Mr. Crowley was appointed Executive Vice President, Store Support of the Company in November 1993. He was Executive Vice President, Marketing and Distribution of the Company from May 1991 to November 1993. From 1987 to 1991, Mr. Crowley was President of Skaggs Alpha Beta in Texas.

     Mr. Henn has been Executive Vice President and Chief
Financial Officer of the Company since December 1987 and was appointed Chief Administrative Officer of the Company in August
1991.

     Mr. Horn was appointed Executive Vice President, Store Operations of the Company in November 1993. He was Executive Vice President of the Company from May 1991 to November 1993 and continued as Vons Retail Business Unit General Manger, a position he held since December 1987. Mr. Horn was Senior Vice President of the Company from July 1987 to May 1991.

     Mr. Kelly was appointed Executive Vice President, Procurement and Marketing of the Company in November 1993. He was Executive Vice President, Buying and Merchandising of the Company from May 1991 to November 1993. Mr. Kelly was Senior Vice President, Procurement of the Company from 1989 to May 1991. He was Group Vice President of Pavilions/Pantry Stores from July 1987 to 1988.

     Mr. Wallock was appointed Executive Vice President and General Counsel of the Company in November 1993 and continues in the position of Secretary of the Company which he has held since March 1991. He was Senior Vice President, Chief Legal and Security Officer of the Company from August 1991 to November 1993. From March 1991 to August 1991, he was Senior Vice President and General Counsel of the Company. From 1977 to 1991, Mr. Wallock served as counsel to Denny's Inc. rising to the position of Vice President, General Counsel and Secretary.

ITEM 2: PROPERTIES

     As of January 2, 1994, Vons leased 258 of its stores and owned 87 of its stores. At January 2, 1994, 217 of Vons' leases provided for contingent rental based on a percentage of sales over specified amounts, which typically range from 1% to 1.5% of total gross sales, less amounts expended for common area maintenance, real estate taxes and insurance; the balance had no percentage rent clauses. Store leases have various expiration dates through 2018. Renewal options range up to 40 years. The following table lists the number of such store leases for open stores that are due to expire (assuming exercise of all renewal options) in each of the specified periods:

                                        Number of
              Calendar Years         Expiring Leases
              --------------         ---------------
              1994-1998..........           5
              1999-2003..........          17
              2004-2008..........          24
              2009-2013..........          28
              2014-2018..........          22
              2019 and thereafter         162


     The Company has a $116.7 million mortgage loan on 52 properties requiring monthly principal and interest payments of approximately $1 million with a one-time payment of approximately $111 million in July 1997. The Company has other real estate notes and mortgages covering eight properties totalling $16.1 million due in varying monthly installments with maturity dates from 1994 to 2009.

     Vons' stores are usually located in active shopping centers and generally have several co-tenants, which typically include a drugstore; although the newer stores, which are usually food and drug combination stores, tend to be in shopping centers without drugstores.

     Vons owns distribution and manufacturing facilities in El Monte, California, which are located on approximately 63 acres of land. The El Monte facilities include two warehouses with an aggregate of 764,000 square feet and a meat grinding and cooking facility, including a warehouse with an aggregate of 256,000 square feet.

     Vons leases distribution operations located in Santa Fe Springs, California. These distribution operations include several warehouses and a transportation center. The operations cover approximately 1,040,000 square feet located on approximately 78 acres of land. The lease expires in 1995 with three five-year and one one-year options to extend.

     Vons leases a 450,000-square-foot forward buy warehouse located in the City of Industry. The lease expires in 1996 with two three-year options to extend. A 95,000-square-foot frozen food distribution facility is leased in Ontario, California. The lease expires in 1996 with four six-month options to extend.
Vons leases one distribution facility and a forward buy warehouse in San Diego, California. The distribution facility is approximately 365,000 square feet and the lease expires in 2002. Vons has an operating agreement to use up to an aggregate of 210,000 square feet in the forward buy warehouse.

     Vons owns a 244,000-square-foot building in Arcadia, California, used for its corporate administrative offices.

     The manufacturing operations consist of a fluid milk processing facility, an ice cream plant and a bakery, all leased and located in the City of Commerce, California. The leases for the fluid milk processing facility and ice cream plant expire in 1996 with two five-year options to extend. The lease for the bakery expires in 1997 with three five-year options to extend.

ITEM 3: LEGAL PROCEEDINGS

     In addition to routine litigation incidental to the conduct of its business, the Company has been named in a number of lawsuits in state and Federal courts in Washington, Nevada, Idaho and California arising from claims of food-borne illness that allegedly was contracted from the consumption of hamburgers at certain Jack-In-The-Box restaurants in early 1993. The restaurants involved were either directly operated by Jack-In-The-Box, a division of Foodmaker, Inc. ("Foodmaker"), or through franchisees. The suits allege that the hamburger patties in question were processed by the Company before being cooked and served by a Jack-In-The-Box outlet. The plaintiffs in these actions seek unspecified damages for illnesses ranging from minor diarrhea to serious kidney and intestinal infection. Several deaths are alleged to have resulted from the incidents and, in those cases, the plaintiffs seek damages for wrongful death. The Company is insured against various losses, including those for bodily injury.

     The Company also has been named as a defendant in a suit filed on July 2, 1993, in the Superior Court of the State of California for the County of San Diego, by franchisees of Foodmaker who operate Jack-In-The-Box outlets in various states. Also named as defendants were Foodmaker and a number of meat suppliers and slaughterhouses. The complaint seeks an estimated $100 million for lost profits and compensation for an alleged reduction in the value of the franchisees' businesses, as well as unspecified damages for alleged emotional distress. On July 19, 1993, Foodmaker filed a cross-complaint against the Company and subsequently voluntarily dismissed a separate action which it had previously brought. The cross-complaint asserts various tort and contract theories and seeks, among other things, indemnity as well as lost profits and compensation for a reduction in Foodmaker's stock price. Foodmaker's cross-complaint seeks unspecified damages, although the Company has been advised that Foodmaker may potentially claim damages of approximately $400 million, including the aforesaid claims of the franchisees.

     The Company is vigorously contesting the lawsuits against it, and has filed its own cross-complaint against Foodmaker and certain of its franchisees seeking damages in an amount substantially higher than the amount of damages claimed by Foodmaker.

     In addition to the cases discussed above, the Company, along with the other major supermarket chains in Southern California, has been named as a defendant in three nearly identical class action lawsuits filed in late November and early December 1992 in the Superior Court of the State of California for the County of Los Angeles. In these cases the plaintiffs allege claims for antitrust violations, restraint of trade and false advertising in connection with the pricing of fluid milk in Los Angeles County. They seek unspecified damages and injunctive relief. The Company intends to vigorously defend these cases.

     The Company believes that the above-described lawsuits are unlikely to result in liability which would be material to the consolidated financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 2, 1994.

                             PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Vons' common stock is listed on the New York Stock Exchange ("NYSE") (Symbol-VON). The shares have been listed on the NYSE since March 20, 1986. As of March 14, 1994, there were approximately 6,171 shareholders of record. The table below sets forth the high and low sales prices for Vons' common stock as reported on the NYSE Composite Tape during the fiscal periods specified:


                   52 Weeks Ended              53 Weeks Ended
                     January 2,                  January 3,
                        1994                        1993
                  -----------------           -----------------
                    High      Low               High      Low
                    ----      ---               ----      ---
1st quarter....   $26 3/8   $22 1/2           $29 1/8   $23 1/8
2nd quarter....    24 1/2    21                29        23 3/4
3rd quarter....    23 3/8    16 1/4            24 1/2    19 1/2
4th quarter....    18 7/8    15 3/8            27 7/8    22


     The Company paid no dividends on its common stock in fiscal years 1993, 1992, and 1991. Management of the Company does not expect to pay cash dividends in the foreseeable future. Certain Company debt agreements restrict the Company from paying cash dividends or making other distributions on stock under certain circumstances. Under its most restrictive debt agreement, the Company had $46.0 million available for dividends and distributions at January 2, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1994 incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

     See "Five-Year Selected Financial Data" contained in the
Company's Annual Report to Shareholders for the fiscal year ended
January 2, 1994 incorporated herein by reference.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained in the Company's
Annual Report to Shareholders for the fiscal year ended January
2, 1994 incorporated herein by reference.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data as set forth in
Item 14(a) of Part IV of this document are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES
     None.
                             PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1994, where it appears under the caption "Election of Directors." The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1994, where it appears under the caption "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1994, where it appears under the captions "Principal and Management
Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 1994, where it appears under the caption "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                          PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a)  Exhibits and Financial Statements and Schedules

          (1)   Financial Statements

                  The following items contained in the Company's
                  Annual Report to Shareholders for the fiscal year ended January 2, 1994 are incorporated by reference into Part II of this report.

                                                    Pages in
                                                     Annual
                                                    Report to
                                                   Shareholders
                                                   ------------

                  Financial Statements:

                    Consolidated Statements of
                      Operations for the fiscal
                      years ended January 2, 1994,
                      January 3, 1993 and
                      December 29, 1991............     20

                    Consolidated Balance Sheets as
                      of January 2, 1994 and
                      January 3, 1993..............     21

                    Consolidated Statements of Cash
                      Flows for the fiscal years
                      ended January 2, 1994,
                      January 3, 1993 and
                      December 29, 1991............     22

                    Consolidated Statements of
                      Shareholders' Equity for the
                      fiscal years ended January 2,
                      1994, January 3, 1993 and
                      December 29, 1991............     23

                    Notes to the Consolidated
                      Financial Statements.........    24-34

                  Independent Auditors' Report.....     35

          (2)   Financial Statement Schedules

                                                     Pages in
                                                       this
                                                     Document
                                                     --------

                  Independent Auditors' Report.....     S-1

                  II  Amounts Receivable from
                      Related Parties and
                      Promoters, and Employees
                      Other than Related Parties
                      for the fiscal years ended
                      January 2, 1994, January 3,
                      1993 and December 29, 1991...     S-2

                   V  Property, Plant and
                      Equipment for the fiscal
                      years ended January 2,
                      1994, January 3, 1993
                      and December 29, 1991........     S-3

                  VI  Accumulated Depreciation
                      and Amortization of
                      Property, Plant and
                      Equipment for the fiscal
                      years ended January 2,
                      1994, January 3, 1993 and
                      December 29, 1991............     S-4

                 VII  Guarantees of Securities of
                      Other Issuers as of
                      January 2, 1994..............     S-5

                VIII  Valuation and Qualifying
                      Accounts as of January 2,
                      1994 and January 3, 1993.....     S-6

                   X  Supplementary Income
                      Statement Information for
                      the fiscal years ended
                      January 2, 1994, January 3,
                      1993 and December 29, 1991...     S-7

                  Schedules other than those listed above are omitted because of the absence of the conditions under which they are required.

          (3)   Exhibits

                  See index to exhibits immediately following page S-7.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended January 2, 1994.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE VONS COMPANIES, INC.

                               /S/  ROGER E. STANGELAND
                       By:     --------------------------------
                                    Roger E. Stangeland
                                    Chairman of the Board and
                                    Chief Executive Officer

                       Date:   March  29, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                       Title              Date
      ---------                       -----              ----

/S/ ROGER E. STANGELAND           Chairman of the  March 29, 1994
- ---------------------------------  Board and Chief
    Roger E. Stangeland            Executive
                                   Officer
                                  Member-Board of
                                   Directors

/S/ MICHAEL F. HENN               Executive Vice  March 29, 1994
- ---------------------------------  President,
    Michael F. Henn                Chief Financial
                                   Officer and
                                   Chief
                                   Administrative
                                   Officer

/S/ PAMELA K. KNOUS               Vice President, March 29, 1994
- ---------------------------------  Finance (Chief
    Pamela K. Knous                Accounting
                                   Officer)

/S/ STEVEN A. BURD                Member-Board of March 29, 1994
- ---------------------------------  Directors
    Steven A. Burd

/S/ WILLIAM S. DAVILA             Member-Board of March 29, 1994
- ---------------------------------  Directors
    William S. Davila

/S/ FRITZ L. DUDA                 Member-Board of March 29, 1994
- ---------------------------------  Directors
    Fritz L. Duda

/S/ JAMES H. GREENE, JR.          Member-Board of March 29, 1994
- ---------------------------------  Directors
    James H. Greene, Jr.

/S/ ROBERT I. MACDONNELL          Member-Board of March 29, 1994
- ---------------------------------  Directors
    Robert I. MacDonnell

/S/ PETER A. MAGOWAN              Member-Board of March 29, 1994
- ---------------------------------  Directors
    Peter A. Magowan

/S/ CHARLES E. RICKERSHAUSER, JR. Member-Board of March 29, 1994
- ---------------------------------  Directors
    Charles E. Rickershauser, Jr.

/S/ ELIZABETH A. SANDERS          Member-Board of March 29, 1994
- ---------------------------------  Directors
    Elizabeth A. Sanders

/S/ WILLIAM Y. TAUSCHER           Member-Board of March 29, 1994
- ---------------------------------  Directors
    William Y. Tauscher

[This page appears on KPMG Peat Marwick letterhead]




                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
The Vons Companies, Inc.:

     Under date of February 15, 1994, we reported on the consolidated balance sheets of The Vons Companies, Inc. and subsidiaries as of January 2, 1994 and January 3, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fifty-two week period ended January 2, 1994, the fifty-three week period ended January 3, 1993 and the fifty-two week period ended December 29, 1991, which are included in the Annual Report to Shareholders for fiscal year ended January 2, 1994. These consolidated financial statements and our report thereon are incorporated by reference in the January 2, 1994 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in the Annual Report on Form 10-K as of January 2, 1994 and January 3, 1993 and for the fifty-two week period ended January 2, 1994, the fifty-three week period ended January 3, 1993 and the fifty-two week period ended December 29, 1991. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based on our audits.

     In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the fifty-three week period ended January 3, 1993.


/s/ KPMG Peat Marwick

Los Angeles, California
February 15, 1994

                     THE VONS COMPANIES, INC. AND SUBSIDIARIES

      SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

             For the Fiscal Years Ended January 2, 1994, January 3, 1993,
                                and December 29, 1991

                               All amounts in millions of dollars

                                                                           Balance at
                                                                           End of Year
                                     Balance at                         ----------------
                                     Beginning                                    Non-
Name of Debtor                        of Year    Additions  Deductions  Current  current
- --------------                       ----------  ---------  ----------  -------  -------
January 2, 1994:
  Charles E. Rickershauser, Jr. (1). $       .1  $      -   $       -   $    -   $    .1
January 3, 1993:                     $       -   $      .1  $       -   $    -   $    .1
  Charles E. Rickershauser, Jr. (1).
December 29, 1991 (2):                       -          -           -        -        -

(1)  Amount represents notes secured by common stock.  The notes dated January 3, 1992 and
July 22, 1992 bear interest at the Federal mid-term rate in effect under Internal Revenue
Code Section 1274(d) each month.  For December 1993, this rate was 5.01%.  Both notes and accrued interest are due December 31, 1997.

(2)  There was no activity.

                            THE VONS COMPANIES, INC. AND SUBSIDIARIES

                             SCHEDULE V-PROPERTY, PLANT AND EQUIPMENT

                   For the Fiscal Years Ended January 2, 1994, January 3, 1993,
                                        and December 29, 1991

                                  All amounts in millions of dollars

                                 Balance                                                     Balance
                                   at                                               Other       at
                  Principal     Beginning                                          Changes    End of
                Depreciation    of Fiscal  Additions  Retirements  Williams Bros.    Add      Fiscal
                  Rates (%)       Year      at Cost     or Sales   Acquisition(1)  (Deduct)    Year
               ---------------  ---------  ---------  -----------  --------------  --------  --------
Fiscal
 year 1993:
 Land.......                    $   171.8  $    46.6  $        .1  $           -   $    1.7  $  220.0
 Buildings..        2-1/2           299.9       26.9          2.6              -        1.5     325.7
 Leasehold
  Improve-
  ments.....   6-2/3 to 33-1/3      265.1       42.5          1.9              -       (3.4)    302.3
 Fixtures
  and
  Equipment.         10             514.9      152.9          9.9              -         .3     658.2
 Assets
  under
  Capital
  Leases....   3-1/3 to 33-1/3       67.2       13.3          4.0              -        (.1)     76.4
                                ---------  ---------  -----------  --------------  --------  --------
                                $ 1,318.9  $   282.2  $      18.5  $           -   $     -   $1,582.6
                                ---------  ---------  -----------  --------------  --------  --------
                                ---------  ---------  -----------  --------------  --------  --------

Fiscal
 year 1992:
 Land.......                    $   143.5  $    16.7  $        -   $          7.5  $    4.1  $  171.8
 Buildings..     2-1/2              278.1       16.1           .1             6.7       (.9)    299.9
 Leasehold
  Improve-
  ments..... 6-2/3 to 33-1/3        231.9       30.5           .6             4.4      (1.1)    265.1
 Fixtures
  and
  Equipment.       10               372.0      154.3         15.5             6.2      (2.1)    514.9
 Assets
  under
  Capital
  Leases.... 3-1/3 to 33-1/3         49.7       18.1           .6              -         -       67.2
                                ---------  ---------  -----------  --------------  --------  --------
                                $ 1,075.2  $   235.7  $      16.8  $         24.8  $     -   $1,318.9
                                ---------  ---------  -----------  --------------  --------  --------
                                ---------  ---------  -----------  --------------  --------  --------

Fiscal
 year 1991:
 Land.......                    $   140.2  $     4.5  $       1.2  $           -   $     -   $  143.5
 Buildings..     2-1/2              255.9       22.3           .9              -         .8     278.1
 Leasehold
  Improve-
  ments..... 6-2/3 to 33-1/3        217.8       14.9          1.3              -         .5     231.9
 Fixtures
  and
  Equipment.       10               288.0      115.1         29.8              -       (1.3)    372.0
 Assets
  under
  Capital
  Leases.... 3-1/3 to 33-1/3         51.0         -           1.3              -         -       49.7
                                ---------  ---------  -----------  --------------  --------  --------
                                $   952.9  $   156.8  $      34.5  $           -   $     -   $1,075.2
                                ---------  ---------  -----------  --------------  --------  --------
                                ---------  ---------  -----------  --------------  --------  --------

(1)  Assets acquired in connection with Williams Bros. acquisition.

                        THE VONS COMPANIES, INC. AND SUBSIDIARIES

            SCHEDULE VI-ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                                     PLANT AND EQUIPMENT

               For the Fiscal Years Ended January 2, 1994, January 3, 1993,
                                  and December 29, 1991

                            All amounts in millions of dollars


                            Balance at                                        Balance at
                            Beginning   Charged to                  Other       End of
                            of Fiscal   Costs and   Retirements  Changes Add    Fiscal
                              Year       Expenses    or Sales     (Deduct)       Year
                            ----------  ----------  -----------  -----------  ----------
Fiscal year 1993:
 Buildings..............    $     35.4  $      8.8  $        .5  $       1.1  $     44.8
 Leasehold Improvements.          62.0        16.7           .4         (1.0)       77.3
 Fixtures and Equipment.         170.6        59.8          6.9          (.1)      223.4
 Assets under Capital
   Leases...............          18.7         5.6          2.8           -         21.5
                            ----------  ----------  -----------  -----------  ----------
                            $    286.7  $     90.9  $      10.6  $        -   $    367.0
                            ----------  ----------  -----------  -----------  ----------
                            ----------  ----------  -----------  -----------  ----------

Fiscal year 1992:
 Buildings......            $     27.4  $      8.0  $        -   $        -   $     35.4
 Leasehold Improvements.          47.8        14.7           .5           -         62.0
 Fixtures and Equipment.         137.3        48.9         15.6           -        170.6
 Assets under Capital
   Leases...............          15.1         4.1           .5           -         18.7
                            ----------  ----------  -----------  -----------  ----------
                            $    227.6  $     75.7  $      16.6  $        -   $    286.7
                            ----------  ----------  -----------  -----------  ----------
                            ----------  ----------  -----------  -----------  ----------

Fiscal year 1991:
 Buildings..............    $     21.7  $      7.8  $       1.8  $       (.3) $     27.4
 Leasehold Improvements.          34.2        14.0           .2          (.2)       47.8
 Fixtures and Equipment.         125.5        38.8         27.5           .5       137.3
 Assets under Capital
   Leases...............          11.8         4.0           .7           -         15.1
                            ----------  ----------  -----------  -----------  ----------
                            $    193.2  $     64.6  $      30.2  $        -   $    227.6
                            ----------  ----------  -----------  -----------  ----------
                            ----------  ----------  -----------  -----------  ----------

                        THE VONS COMPANIES, INC. AND SUBSIDIARIES

                  SCHEDULE VII-GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                  As of January 2, 1994

                            All amounts in millions of dollars

                                                                              Nature of
 Issuer of                                                                   any Default
Securities                    Amount                Treasury of                  by
Guaranteed                 Guaranteed     Amount     Issuer of                Issuer of
    by          Title          and        Owned by  Securities   Nature of   Securities
Registrant     of Issue    Outstanding  Registrant  Guaranteed   Guarantee   Guaranteed
- -----------  ------------  -----------  ----------  -----------  ----------  -----------
The Edmond   The           $       0.4     None         N/A      Guarantee       N/A
Industrial   Edmond                                                 of
Development  Industrial                                          principal
Authority/   Development                                            and
T.G. & Y.    Authority,                                           interest
Stores Co.   T.G. & Y.
Project      Stores Co.-
             Warehouse
             First
             Mortgage
             Revenue
             Bonds
             Series A

City of      Industrial    $       0.8     None         N/A      Guarantee       N/A
Kansas       Revenue                                                of
City,        Bonds Series                                        principal
Kansas/      July 1, 1974                                           and
T.G. & Y.                                                         interest
Stores
Co. Project

                         THE VONS COMPANIES, INC. AND SUBSIDIARIES

                      SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                         As of January 2, 1994 and January 3, 1993

                             All amounts in millions of dollars


                                            Additions
                          Balance at  ----------------------                  Balance at
                          Beginning   Charged to  Changed to                    End of
                          of Fiscal   Costs and     Other                       Fiscal
    Description              Year      Expenses    Accounts   Deductions         Year
- ------------------------  ----------  ----------  ----------  ----------      ----------
Fiscal Year 1993:
  Restructuring Reserve   $       -   $     56.9  $       -   $      3.4 (1)  $     53.5

Fiscal Year 1992 (2):             -           -           -           -               -

(1)  Represents amounts paid during fiscal year ended January 2, 1994.
(2)  There was no activity

             THE VONS COMPANIES, INC. AND SUBSIDIARIES

        SCHEDULE X-SUPPLEMENTARY INCOME STATEMENT INFORMATION
    For the Fiscal Years Ended January 2, 1994, January 3, 1993,
                         and December 29, 1991

                 All amounts in millions of dollars


                                            Charged to
Item                                    Costs and Expenses
- ----                                    ------------------
Advertising:

Fiscal Year 1992...................     $             62.4
                                        ------------------
                                        ------------------

Fiscal Year 1991...................     $             67.9
                                        ------------------
                                        ------------------


Advertising for fiscal year 1993, maintenance and repairs, depreciation and amortization of intangible assets, preoperating costs and similar deferrals, taxes other than payroll and income taxes, and royalties are omitted because the amounts do not exceed one percent of total sales and revenues, as reported in the related consolidated statements of operations.

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

The following exhibits are filed as a separate section of this report:

Exhibit
  No.         Description of Exhibit            Sequentially Numbered Page
- -------       ----------------------            --------------------------
10.1.3    Amendment to Loan Agreement
          dated October 18, 1991, by
          and among the Registrant, the
          banks named therein, and Bank
          of America, as Agent, dated
          March 11, 1993.

10.1.4    Amendment to Loan Agreement
          dated October 18, 1991 by and
          among the Registrant, the banks
          named therein, and Bank of
          America, as Agent, dated
          December 7, 1993.

10.2      Term Loan Agreement by and
          among the Registrant, the
          banks named therein, and
          Bank of America, as Agent,
          dated December 13, 1993.

10.12     Amendment 1994-1 to The Vons
          Companies, Inc. Pension Plan,
          dated March 23, 1994.

10.13     Termination Agreement by and
          among the Registrant, Warehouse
          Investment Partners and other
          parties named thereto dated
          December 15, 1993.

13        Portions of the Annual Report
          to Shareholders for the
          fiscal year ended January 2,
          1994.

24        Independent Auditors' Consent.









                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.         Description of Exhibit            Sequentially Numbered Page
- -------       ----------------------            --------------------------

          Management Contracts or
          Compensatory Plans or
          Arrangements:

10.25       Letter Agreement dated
            December 2, 1993 confirming
            employment and separation
            agreements between the
            Registrant and Garrett R.
            Nelson.

10.26       Settlement Agreement and Mutual
            Release between the Registrant
            and Dennis K. Eck, dated
            October 29, 1993 as amended
            and supplemented.

10.27       The Vons Companies, Inc.
            401(k) Wrap-Around Plan
            effective October 18, 1993.

The following exhibits are incorporated herein by reference:

Exhibit
  No.         Description of Exhibit         Incorporated By Reference From
- -------       ----------------------         ------------------------------
3.1       Amended Restated Articles of       Exhibit 3.1 to Registrant's
          Incorporation of the Registrant    Annual Report on Form 10-K for
          as amended on May 13, 1992.        fiscal year ended January 3,
                                             1993.

3.2       By-Laws of the Registrant as       Exhibit 3.2 to Registrant's
          amended on November 28, 1990.      Annual Report on Form 10-K for
                                             fiscal year ended December 30,
                                             1990.

4.1       Indenture by and among the         Exhibit 4.2 to Registrant's
          Registrant and Chemical Bank,      Statement No. 33-45430 on Form
          as Trustee, dated February 15,     S-3.
          1992.




                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
- -------      ----------------------          ------------------------------
4.1.1     Officers' Certificate and Note     Exhibits 4.1 and 4.2 to
          regarding the 9-5/8% Senior        Registrant's Report on Form
          Subordinated Notes due April 1,    8-K dated March 17, 1992.
          2002.

4.1.2     Officers' Certificate and Note     Exhibits 4.1 and 4.3
          regarding the 8-3/8% Senior        to Registrant's Report on Form
          Subordinated Notes due             8-K dated September 24, 1992.
          October 1, 1999.

4.2       Indenture between Registrant       Exhibit 2 to Registrant's
          and National Bank of Detroit,      Report on Form 8-K dated
          as Trustee, dated May 15, 1986,    May 15, 1986.
          including form of 6-5/8% Senior
          Subordinated Debentures due
          1998 attached as Exhibit A
          thereto.

10.1      Loan Agreement by and among the    Exhibit 10.1 to Registrant's
          Registrant, the banks named        Annual Report on Form 10-K for
          therein, and Security Pacific      fiscal year ended December 29,
          National Bank, as Agent, dated     1991.
          October 18, 1991.

10.1.1    Amendment to Loan Agreement        Exhibit 10.1.1 to Registrant's
          dated October 18, 1991, by and     Annual Report on Form 10-K for
          among the Registrant, the banks    fiscal year ended January 3,
          named therein, and Bank of         1993.
          America, as Agent dated
          June 24, 1992.

10.1.2    Amendment to Loan Agreement        Exhibit 10.1.2 to Registrant's
          dated October 18, 1991, by and     Annual Report on Form 10-K for
          among the Registrant, the banks    fiscal year ended January 3,
          named therein, and Bank of         1993.
          America, as Agent, dated
          December 16, 1992.

10.3      Agreement Not to Compete dated     Exhibit 10.2 to Registrant's
          August 29, 1988, by and among      Quarterly Report on Form 10-Q
          the Registrant, Safeway            for quarter ended October 9,
          Southern California, Inc.,         1988.
          Safeway U.S. Holdings, Inc.,
          and Safeway Stores
          Incorporated.


                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
- -------      ----------------------          ------------------------------
10.3.1    Amendment to Agreement Not to      Exhibit 10.2 to Registrant's
          Compete dated August 29, 1988,     Quarterly Report on Form 10-Q
          by and among the Registrant,       for quarter ended June 18,
          Safeway Southern California,       1989.
          Inc., Safeway U.S. Holdings,
          Inc., and Safeway Stores,
          Incorporated, dated April 17,
          1989.

10.3.2    Amendment to Agreement Not to      Exhibit 10.2.2 Registrant's
          Compete dated August 29, 1988,     Annual Report on Form 10-K for
          by and among the Registrant,       fiscal year ended December 30,
          Safeway Southern California,       1990.
          Inc., Safeway U.S. Holdings,
          Inc., and Safeway Inc., dated
          December 21, 1990.

10.4      Metropolitan Life Insurance        Exhibit 10.13 to Registrant's
          Company loan to the Registrant     Annual Report on Form 10-K for
          represented by Deed of Trust       fiscal year ended January 3,
          and Security Agreement             1988.
          Assignment of Rents and
          Fixture Filing dated July 22,
          1987 by and among the
          Registrant, as Trustor,
          Ticor Title Insurance
          Company, as Trustee and
          Metropolitan Life Insurance
          Company, as Beneficiary.

10.5      Standstill Agreement dated         Exhibit 10.20 to Registrant's
          December 3, 1987 by and among      Annual Report on Form 10-K for
          the Registrant, Safeway            fiscal year ended January 3,
          Southern California, Inc.,         1988.
          Safeway Stores, Incorporated,
          Kohlberg Kravis Roberts &
          Co., Safeway U.S. Holdings,
          Inc., and KKR Associates.

10.5.1    Amendment to Standstill            Exhibit 28.7 to Registrant's
          Agreement dated December 3,        Quarterly Report on Form 10-Q
          1987 by and among the              for quarter ended June 18,
          Registrant, Safeway Stores,        1989.
          Incorporated and other parties
          thereto, dated April 5, 1989.


                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
- -------      ----------------------          ------------------------------
10.5.2    Amendment to Standstill            Exhibit 10.13.2 to Registrant's
          Agreement dated December 3,        Annual Report on Form 10-K for
          1987 by and among the              fiscal year ended December 30,
          Registrant, Safeway Inc.,          1990.
          and other parties thereto,
          dated December 21, 1990.

10.6      Asset Purchase Agreement dated     Exhibit 2.2 to Registration
          March 20, 1987 between Allied      Statement No. 33-12886 on Form
          Supermarkets, Inc., and            S-4.
          Meadowdale Foods, Inc., as
          amended (without exhibits).

10.7      Amended and Restated               Exhibit B to Registrant's Proxy
          Acquisition Agreement and Plan     Statement for Annual Meeting of
          of Merger and Reorganization       Shareholders on November 10,
          dated December 3, 1987 by and      1988.
          among the Registrant, Safeway
          Southern California, Inc.,
          Safeway Stores, Incorporated,
          Safeway Stores 23, Inc.,
          Safeway Stores 27, Inc.,
          Safeway Stores 29, Inc.,
          Safeway Stores 30, Inc., Vons
          Merger Sub 1, Inc., Vons Merger
          Sub 2, Inc., Vons Merger Sub 3,
          Inc., and Vons Merger Sub 4,
          Inc., (without exhibits or
          schedules).

10.8      Registration Rights Agreement      Exhibit 28.8 to Registrant's
          with Roger Stangeland dated        Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

10.9      Registration Rights Agreement      Exhibit 28.9 to Registrant's
          with Fritz Duda dated              Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

10.10     Registration Rights Agreement      Exhibit 28.10 to Registrant's
          with William Tauscher dated        Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.



                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
- -------      ----------------------          ------------------------------
10.11     Asset Purchase Agreement           Exhibit 10.23 to Registrant's
          between the Registrant and         Annual Report on Form 10-K for
          Williams Bros. Markets,            fiscal year ended December 29,
          Inc., dated December 31,           1991.
          1991.

          Management Contracts or
          Compensatory Plans or Arrangements:

10.14       Management Stock Option Plan     Exhibit 10.3 to Registrant's
            of the Registrant dated          Annual Report on Form 10-K for
            July 22, 1987.                   fiscal year ended January 3,
                                             1988.

10.15       1987 Deferred Income Plan        Exhibit 10.17 to Registrant's
            adopted April 1, 1987 on         Annual Report on Form 10-K for
            behalf of Registrant,            fiscal year ended January 3,
            including forms of               1988.
            Participation Agreements for
            Base Salary and Bonus Award.

10.16       1990 Stock Option and            Appendix A to Registrant's
            Restricted Stock Plan dated      Proxy Statement for Annual
            January 24, 1990.                Meeting of Shareholders on
                                             May 17, 1990.

10.16.1     Amendment dated February 17,     Exhibit 10.13.1 to Registrant's
            1993 to 1990 Stock Option        Quarterly Report on Form 10-Q
            and Restricted, Stock Plan       for the quarter ended March 28,
            dated January 24, 1990.          1993.

10.17       Directors' Stock Option Plan     Appendix A to Registrant's
            dated September 17, 1991.        Proxy Statement for Annual
                                             Meeting of Shareholders on
                                             May 13, 1992.

10.18       Severance Agreement between      The Registrant's Proxy
            the Registrant and Senior        Statement for Annual Meeting of
            Management and Key Employees     Shareholders on May 13, 1992,
            dated February 19, 1992.         where it appears under the
                                             caption "Compensation through
                                             Plans - Severance Agreements."





                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
- -------      ----------------------          ------------------------------
10.19       Long-Term Incentive              The Registrant's Proxy
            Compensation Plan between the    Statement for Annual Meeting of
            Registrant and certain senior    Shareholders on May 13, 1992,
            executive officers dated         where it appears under the
            February 19, 1992.               caption "Compensation through
                                             Plans - Long-Term Incentive
                                             Compensation Plan."

10.20       Letter dated February 9, 1990    Exhibit 10.24 to Registrant's
            confirming employment            Annual Report on Form 10-K for
            arrangements between the         fiscal year ended December 29,
            Registrant and Dennis K. Eck,    1991.
            as amended by a Letter
            Agreement dated March 17,
            1992 between the Registrant
            and Mr. Eck.

10.21       Letter dated April 25, 1991      Exhibit 10.25 to Registrant's
            confirming employment            Annual Report on Form 10-K for
            arrangements between the         fiscal year ended December 29,
            Registrant and Neill Crowley,    1991.
            as amended by a Letter
            Agreement dated March 17,
            1992 between the Registrant
            and Mr. Crowley.

10.22       1992 Supplemental Executive      Exhibit 10.19 to Registrant's
            Retirement Plan by and among     Annual Report on Form 10-K for
            the Registrant and certain       fiscal year ended January 3,
            officers effective April 30,     1993.
            1992.

10.23       The Vons Companies, Inc.         Exhibit 10.20 to Registrant's
            Officer Short-Term Incentive     Annual Report on Form 10-K for
            Compensation Plan by and         fiscal year ended January 3,
            among the Registrant and         1993.
            certain officers.

10.24       Arrangement with Jack C.         Exhibit 10.21 to Registrant's
            Shewmaker for consulting         Annual Report on Form 10-K
            services.                        for fiscal year ended
                                             January 3, 1993.