Form 10-Q
period 1994-03-27
VONS COMPANIES INC
filed 1994-05-11
CIK 715633

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                     -----------------------

                             FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 27, 1994

                             OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                   Commission File Number 1-8452
                     -----------------------

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

Registrant's Telephone Number, Including Area Code (818)821-7000


                            Not Applicable
        (Former name, former address and former fiscal year,
                  if changed since last report)
                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----   ----

Shares of common stock outstanding at May 2, 1994 - 43,344,801.
                                          -         ----------

                              PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                          THE VONS COMPANIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   AND RETAINED EARNINGS

                   All amounts except share data in millions of dollars
                               and as a percentage of sales

                                        (Unaudited)
                                                         Twelve Weeks Ended
                                         -----------------------------------------------
                                            March 27, 1994             March 28, 1993
                                         --------------------       --------------------
Sales.................................   $   1,144.0    100.0%      $   1,194.2    100.0%
                                         -----------   ------       -----------   ------
Costs and expenses:
  Cost of sales, buying and occupancy.         857.2     74.9             891.8     74.7
  Selling and administrative expenses.         250.6     21.9             255.4     21.4
  Amortization of excess cost over
    net assets acquired...............           3.5       .3               3.5       .3
                                         -----------   ------       -----------   ------
                                             1,111.3     97.1           1,150.7     96.4
                                         -----------   ------       -----------   ------
Operating income......................          32.7      2.9              43.5      3.6
Interest expense, net.................          15.7      1.4              14.9      1.2
                                         -----------   ------       -----------   ------
Income before income tax provision....          17.0      1.5              28.6      2.4
Income tax provision..................           8.0       .7              12.7      1.1
                                         -----------   ------       -----------   ------
Net income............................           9.0       .8              15.9      1.3
                                                       ------                     ------
                                                       ------                     ------
Retained earnings - beginning of
  period..............................         181.2                      149.6
                                         -----------                -----------
Retained earnings - end of period.....   $     190.2                $     165.5
                                         -----------                -----------
                                         -----------                -----------
Income per common share:
  Net income..........................   $       .21                $       .37
                                         -----------                -----------
                                         -----------                -----------

Weighted average common shares and
  common share equivalents............    43,475,000                 43,549,000
                                         -----------                -----------
                                         -----------                -----------

See accompanying notes to these condensed consolidated financial statements.


                         THE VONS COMPANIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                             All amounts in millions of dollars

                                        (Unaudited)

                                          ASSETS
                                                         March 27,            January 2,
                                                           1994                  1994
                                                         ---------            ----------
Current assets:
  Cash......................................             $     6.1            $      8.5
  Accounts receivable.......................                  55.1                  36.3
  Inventories...............................                 369.6                 383.5
  Other.....................................                  49.3                  45.1
                                                         ---------            ----------
    Total current assets....................                 480.1                 473.4
Property and equipment, net.................               1,223.0               1,215.6
Excess of cost over net assets acquired.....                 509.4                 512.9
Other.......................................                  51.7                  47.6
                                                         ---------            ----------
TOTAL ASSETS................................             $ 2,264.2            $  2,249.5
                                                         ---------            ----------
                                                         ---------            ----------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease
    obligations and long-term debt..........             $     8.7            $      8.6
  Accounts payable..........................                 272.5                 314.5
  Accrued liabilities.......................                 244.9                 219.6
                                                         ---------            ----------
    Total current liabilities...............                 526.1                 542.7
Accrued self-insurance......................                 104.4                 102.3
Deferred income taxes.......................                 111.4                 111.2
Other noncurrent liabilities................                  83.1                  86.4
Senior debt and capital lease obligations...                 582.4                 559.9
Subordinated debt, net......................                 322.9                 322.1
                                                         ---------            ----------
  Total liabilities.........................               1,730.3               1,724.6
                                                         ---------            ----------
Shareholders' equity:
  Common stock..............................                   4.3                   4.3
  Paid-in capital...........................                 339.5                 339.5
  Retained earnings.........................                 190.2                 181.2
  Notes receivable for stock................                   (.1)                  (.1)
                                                         ---------            ----------
    Total shareholders' equity..............                 533.9                 524.9
                                                         ---------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..             $ 2,264.2            $  2,249.5
                                                         ---------            ----------
                                                         ---------            ----------

See accompanying notes to these condensed consolidated financial statements.


                         THE VONS COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             All amounts in millions of dollars

                                         (Unaudited)
                                                                   Twelve Weeks Ended
                                                                 -----------------------
                                                                 March 27,     March 28,
                                                                   1994          1993
                                                                 ---------    ----------
Cash flows from operating activities:
  Net income..................................................   $     9.0    $     15.9
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization of property and capital
        leases................................................        23.3          19.2
      Amortization of excess cost over net assets acquired
        and other assets......................................         3.7           4.6
      Amortization of debt discount and deferred financing
        costs.................................................         1.4           1.5
      LIFO charge.............................................         1.3           1.8
      Deferred income taxes...................................          .2           1.7
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable..........       (18.8)          2.6
          (Increase) decrease in inventories at FIFO costs....        12.6           (.8)
          (Increase) decrease in other current assets.........        (4.2)         (3.6)
          (Increase) decrease in noncurrent assets............        (4.9)         (7.6)
          Increase (decrease) in accounts payable.............       (48.1)        (60.4)
          Increase (decrease) in accrued liabilities..........        25.3           3.1
          Increase (decrease) in noncurrent liabilities.......        (1.2)          2.1
                                                                 ---------    ----------
Net cash used by operating activities.........................         (.4)        (19.9)
                                                                 ---------    ----------

Cash flows from investing activities:
  Addition of property and equipment..........................       (31.5)        (30.9)
  Disposal of property and equipment..........................         1.1            .3
                                                                 ---------    ----------
Net cash used by investing activities.........................       (30.4)        (30.6)
                                                                 ---------    ----------
Cash flows from financing activities:
  Net borrowings on revolving debt............................        24.0          40.8
  Increase in net outstanding drafts..........................         6.1          11.7
  Payments on other debt and capital lease obligations and
    other.....................................................        (1.7)         (3.6)
                                                                 ---------    ----------
Net cash provided by financing activities.....................        28.4          48.9
                                                                 ---------    ----------
Net cash decrease.............................................        (2.4)         (1.6)
Cash at beginning of period...................................         8.5           8.3
                                                                 ---------    ----------
Cash at end of period.........................................   $     6.1    $      6.7
                                                                 ---------    ----------
                                                                 ---------    ----------

See accompanying notes to these condensed consolidated financial statements.

                VONS COMPANIES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (continued)

                 All amounts in millions of dollars

                             (Unaudited)
                                          Twelve Weeks Ended
                                       ------------------------
                                       March 27,      March 28,
                                         1994            1993
                                       ---------      ---------
Supplemental disclosures of cash
  flow information:
    Cash paid during the period for:
      Interest......................   $     7.7      $     6.3
                                       ---------      ---------
                                       ---------      ---------
      Income taxes..................   $     3.6      $     6.1
                                       ---------      ---------
                                       ---------      ---------
Supplemental disclosures of non-cash
  investing and financing activity:
    Capital leases..................   $      .3      $     7.7
                                       ---------      ---------
                                       ---------      ---------

See accompanying notes to these condensed consolidated financial statements.

             THE VONS COMPANIES,INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at March 27, 1994 and January 2, 1994 and the consolidated results of operations and cash flows for the twelve weeks ended March 27, 1994 and March 28, 1993 have been made. Certain reclassifications were made to prior period's balances for comparative purposes. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the twelve weeks ended March 27, 1994, should not be considered as indicative of the results to be expected for a full year.

     At March 27, 1994, the Company operated 346 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons, Vons Food and Drug, Pavilions, Tianguis, and EXPO. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, a delicatessen kitchen, and distribution facilities for meat, grocery, produce and general merchandise.

2.   Earthquake Loss

     On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 45 of the Company's stores. All of the closed stores reopened within approximately one week of the earthquake. The Company carries insurance to protect against earthquake loss. The estimated total cost due to the earthquake is approximately $25 million which, after insurance recoveries, results in a pre-tax nonrecurring charge of approximately $5 million, or $.07 per share. The accompanying condensed consolidated financial statements include a $20 million receivable for insurance recoveries and a $5 million selling and administrative charge for the earthquake insurance deductible.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Results of Operations

Twelve Weeks Ended March 27, 1994 Compared with the Twelve Weeks
Ended March 28, 1993

     On January 13, 1994, the Company introduced the "Vons Value Program." This program emphasizes low prices every day and improved customer service, and it represents a strategic repositioning of the Company's market focus. The Company plans to substantially offset the cost of the program over time through aggressive cost reductions designed to permanently lower the Company's expense structure. The new marketing and cost reduction programs are long-term strategies, the implementation of which will extend beyond 1994.

     During first quarter 1994, the Company reduced the prices of over 6,800 items, increased the allocation of store labor for customer checkout, and increased broadcast media advertising to better inform customers as to the many ways to save money at Vons, including newly reduced prices, weekly advertised specials and free membership club savings.

     The Northridge earthquake occurred four days following the introduction of the Vons Value Program. This event substantially disrupted the initial phase of the new program as both the Company and the communities it serves were focused on recovering from this tragic event. As a result, the Company undertook a costly relaunch of the new program late in first quarter 1994 which continues into second quarter 1994. By accelerating price reductions planned for later in the year and incurring additional promotional costs to reintroduce the program to consumers, the Company believes it can achieve the desired sales momentum of the new program. The effect of the accelerated price reductions and promotions will be reflected in reduced gross margin and operating income in second quarter 1994. Disregarding the earthquake insurance deductible, the Company's expectation for 1994 full year operating results has not changed materially. However, there can be no assurance that, if the Company is unsuccessful at improving its sales performance and achieving anticipated cost reductions, the ability of the Company to maintain its financial performance would not be adversely impacted.

     In aggregate, the Company's programs are intended to initially benefit sales, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth over the long run.

     Sales. First quarter 1994 sales were $1,144.0 million, a decrease of $50.2 million, or 4.2%, from first quarter 1993 sales. Same store sales decreased 5.5% from first quarter 1993 sales. Sales reflect reduced prices as a result of the Vons Value Program, the ongoing impact of the weak economy and competitive new store and remodel activity. Since March 28, 1993, the Company has opened 13 new stores, closed 13 stores and completed 43 store remodel projects.

     Costs and Expenses. First quarter 1994 costs and expenses were $1,111.3 million, a decrease of $39.4 million, or 3.4%, from first quarter 1993. Cost of sales, buying and occupancy expenses as a percentage of sales increased by 0.2 percentage points to 74.9% in first quarter 1994. This increase reflects lower prices and higher occupancy costs as a percentage of sales partially offset by cost savings initiatives. Selling and administrative expenses as a percentage of sales increased by 0.5 percentage points to 21.9% in first quarter 1994. This increase reflects a $5.0 million charge related to the insurance deductible for the Northridge earthquake. Increased advertising and store labor expenses during first quarter 1994, related to the Vons Value Program, were offset by a decrease in administrative expenses as result of the reduction in work force implemented during fourth quarter 1993. Certain cost and expense reductions resulted from the Company's cost containment and strategic restructuring program which was implemented in fourth quarter 1993.

     Operating Income. First quarter 1994 operating income was $32.7 million, a decrease of $10.8 million from first quarter 1993. Operating margin decreased to 2.9% in first quarter 1994 versus 3.6% in first quarter 1993, primarily due to the decline in sales and gross margin and the earthquake insurance deductible. Operating income before depreciation and amortization of property, amortization of goodwill and other assets, LIFO and earthquake insurance deductible ("FIFO EBITDA") was $66.0 million, or 5.8% of sales, in first quarter 1994 compared with $69.1 million, or 5.8%, of sales in first quarter 1993.

     Interest Expense. First quarter 1994 net interest expense was $15.7 million, an increase of $.8 million, or 5.4%, over first quarter 1993. This increase was due to the cost associated with higher average debt borrowings largely offset by a lower average interest rate.

     Income Tax Provision. First quarter 1994 income tax provision was $8.0 million, or a 47.1% effective tax rate. First quarter 1993 income tax provision was $12.7 million, or a 44.4% effective tax rate. The increase in the first quarter 1994 effective tax rate reflects the 1% increase in the Federal Statutory tax rate and the decrease in income before income tax provision which was not offset by a comparable decrease in amortization of excess cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. First quarter 1994 net income was $9.0 million, or $.21 per share, compared with $15.9 million, or $.37 per share, in first quarter 1993.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its Revolving Credit Facility. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash used by operating activities was $.4 million in first quarter 1994 compared with $19.9 million in first quarter 1993. This decrease was due primarily to changes in assets and liabilities generally reflecting the timing of receipts and disbursements. The ratio of current assets to current liabilities was 0.91 to 1 at March 27, 1994 compared with 0.87 to 1 at January 2, 1994.

     Net cash used by investing activities was $30.4 million in first quarter 1994 which compares with $30.6 million in first quarter 1993. The Company opened two, closed one and completed one store remodel project during the twelve weeks ended March 27, 1994. Capital expenditures in 1994 have been and will continue to be funded out of cash provided by operations, the Revolving Credit Facility and/or through operating leases, although no assurance can be given that such sources will be sufficient. The capital expenditure program has substantial flexibility and is subject to revision based on various factors; including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash provided by financing activities was $28.4 million in first quarter 1994 compared with $48.9 million in first quarter 1993. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations and capital requirements.

     At March 27, 1994, the Company's revolving debt borrowings totaled $241.7 million compared to $295.5 million at March 28, 1993 reflecting the impact of the $150 million Term Loan Facility entered into in fourth quarter 1993 offset by increased borrowings relating to capital expenditures. At March 27, 1994, the Company had available unused credit of $151.2 million under its Revolving Credit Facility.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Subsequent to first quarter 1994, Lawrence A. Del Santo became Vice Chairman and Chief Executive Officer and a member of the Board of Directors of the Company.
          Additionally, Richard E. Goodspeed became President and
          Chief Operating Officer of the Company.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.
               None.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 27, 1994.

                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE VONS COMPANIES, INC.


Date:  May 10, 1994         /s/ Michael F. Henn
           --               -----------------------------------
                                Michael F. Henn
                                Executive Vice President,
                                Chief Financial Officer and
                                Chief Administrative Officer



Date:  May 10, 1994         /s/ Pamela K. Knous
           --               -----------------------------------
                                Pamela K. Knous
                                Group Vice President - Finance
                                Chief Accounting Officer