Form 10-Q
period 1994-06-19
VONS COMPANIES INC
filed 1994-07-26
CIK 715633

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                      ---------------------

                            FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 19, 1994

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

                           (818) 821-7000
        (Registrant's telephone number, including area code)

                           Not Applicable
        (Former name, former address and former fiscal year,
                   if changed since last report)

                      ------------------------

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

Shares of common stock outstanding at July 22, 1994 - 43,379,041.

                          PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                    THE VONS COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND RETAINED EARNINGS

All amounts except share data in millions of dollars and as a percentage of sales

                                   (Unaudited)

                                 Twelve Weeks Ended                       Twenty-Four Weeks Ended
                      ---------------------------------------     ---------------------------------------
                        June 19, 1994        June 20, 1993          June 19, 1994        June 20, 1993
                      ------------------   ------------------     ------------------   ------------------
Sales..............   $   1,160.2  100.0%  $   1,175.3  100.0%    $   2,304.2  100.0%  $   2,369.5  100.0%
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Costs and expenses:
  Cost of sales,
    buying and
    occupancy......         892.7   76.9         878.1   74.7         1,749.9   75.9       1,769.9   74.7
  Selling and
    administrative
    expenses.......         238.7   20.6         246.6   21.0           489.3   21.3         502.0   21.2
  Amortization of
    excess cost
    over net assets
    acquired.......           3.5     .3           3.5     .3             7.0     .3           7.0     .3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
                          1,134.9   97.8       1,128.2   96.0         2,246.2   97.5       2,278.9   96.2
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Operating income...          25.3    2.2          47.1    4.0            58.0    2.5          90.6    3.8
Interest expense,
  net..............          16.8    1.5          15.2    1.3            32.5    1.4          30.1    1.2
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income before
  income tax
  provision........           8.5     .7          31.9    2.7            25.5    1.1          60.5    2.6
Income tax
  provision........           4.0     .3          14.2    1.2            12.0     .5          26.9    1.2
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Net income.........           4.5     .4          17.7    1.5            13.5     .6          33.6    1.4
                                   -----                -----                  -----                -----
                                   -----                -----                  -----                -----
Retained earnings -
  beginning of
  period...........         190.2                165.5                  181.2                149.6
                      -----------          -----------            -----------          -----------
Retained earnings -
  end of period....   $     194.7          $     183.2            $     194.7          $     183.2
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------
Income per common
  share:
  Net income.......   $       .10          $       .40            $       .31          $       .77
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Weighted average
  common shares and
  common share
  equivalents......    43,516,000           43,512,000             43,496,000           43,531,000
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

     See accompanying notes to these condensed consolidated financial statements.


       THE VONS COMPANIES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

           All amounts in millions of dollars

                       (Unaudited)


                                                             June 19,        January 2,
                                                               1994            1994
                                                             --------       -----------
                    ASSETS


  Current assets:
    Cash......................................               $    6.1       $       8.5
    Accounts receivable.......................                   46.9              36.3
    Inventories...............................                  342.8             383.5
    Other.....................................                   46.0              45.1
                                                             --------       -----------
      Total current assets....................                  441.8             473.4
  Property and equipment, net.................                1,223.2           1,215.6
  Excess of cost over net assets acquired.....                  505.9             512.9
  Other.......................................                   61.7              47.6
                                                             --------       -----------
  TOTAL ASSETS................................               $2,232.6       $   2,249.5
                                                             --------       -----------
                                                             --------       -----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current maturities of capital lease
      obligations and long-term debt..........               $    8.6       $       8.6
    Accounts payable..........................                  253.5             314.5
    Accrued liabilities.......................                  232.3             219.6
                                                             --------       -----------
      Total current liabilities...............                  494.4             542.7
  Accrued self-insurance and noncurrent
    liabilities...............................                  105.7             102.3
  Deferred income taxes.......................                  118.8             111.2
  Other noncurrent liabilities................                   84.5              86.4
  Senior debt and capital lease obligations...                  566.9             559.9
  Subordinated debt, net......................                  323.8             322.1
                                                             --------       -----------
      Total liabilities.......................                1,694.1           1,724.6
                                                             --------       -----------
  Shareholders' equity:
    Common stock..............................                    4.3               4.3
    Paid-in capital...........................                  339.6             339.5
    Retained earnings.........................                  194.7             181.2
    Notes receivable for stock................                    (.1)              (.1)
                                                             --------       -----------
      Total shareholders' equity..............                  538.5             524.9
                                                             --------       -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..               $2,232.6       $   2,249.5
                                                             --------       -----------
                                                             --------       -----------

     See accompanying notes to these condensed consolidated financial statements.


                      THE VONS COMPANIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                All amounts in millions of dollars

                                            (Unaudited)

                                          Twelve Weeks Ended     Twenty-Four Weeks Ended
                                        ---------------------    -----------------------
                                        June 19,    June 20,      June 19,     June 20,
                                          1994        1993          1994         1993
                                        --------   ----------    ---------    ----------
Cash flows from operating activities:
  Net income.........................   $    4.5   $     17.7    $    13.5    $     33.6
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Depreciation and amortization
        of property and capital
        leases.......................       23.6         20.3         46.9          39.5
      Amortization of excess cost
        over net assets acquired and
        other assets.................        3.7          4.7          7.4           9.3
      Amortization of debt discount
        and deferred financing costs.        1.5          1.4          2.9           2.9
      LIFO (credit) charge...........        (.5)         1.1           .8           2.9
      Deferred income taxes..........        2.3          8.3          2.5          10.0
      Change in assets and
        liabilities:
          (Increase) decrease in
            accounts receivable......        8.2          1.4        (10.6)          4.0
          (Increase) decrease in
            inventories at FIFO costs       27.3         19.5         39.9          18.7
          (Increase) decrease in
            other current assets.....        8.4          6.0          4.2           2.4
          (Increase) decrease in
            noncurrent assets........      (10.8)         (.2)       (15.7)         (7.8)
          Increase (decrease) in
            accounts payable.........      (10.2)          .7        (58.3)        (59.7)
          Increase (decrease) in
            accrued liabilities......      (12.6)       (30.5)        12.7         (27.4)
          Increase (decrease) in
            noncurrent liabilities...        2.7          (.8)         1.5           1.3
                                        --------   ----------    ---------    ----------
Net cash provided by operating
  activities.........................       48.1         49.6         47.7          29.7
                                        --------   ----------    ---------    ----------
Cash flows from investing activities:
  Addition of property and equipment.      (24.9)       (44.8)       (56.4)        (75.7)
  Disposal of property and equipment.        1.1           -           2.2            .3
                                        --------   ----------    ---------    ----------
Net cash used for investing
  activities.........................      (23.8)       (44.8)       (54.2)        (75.4)
                                        --------   ----------    ---------    ----------
Cash flows from financing activities:
  Net borrowings (payments) on
    revolving debt...................      (13.5)         6.5         10.5          47.3
  Increase (decrease) in net
    outstanding drafts...............       (8.8)       (10.1)        (2.7)          1.6
  Payments on other debt and capital
    lease obligations and other......       (2.0)        (1.5)        (3.7)         (5.1)
                                        --------   ----------    ---------    ----------
Net cash provided (used) by financing
  activities.........................      (24.3)        (5.1)         4.1          43.8
                                        --------   ----------    ---------    ----------
Net cash increase (decrease).........         -           (.3)        (2.4)         (1.9)
Cash at beginning of period..........        6.1          6.7          8.5           8.3
                                        --------   ----------    ---------    ----------

Cash at end of period................   $    6.1   $      6.4    $     6.1    $      6.4
                                        --------   ----------    ---------    ----------
                                        --------   ----------    ---------    ----------

Supplemental disclosures of cash
  flow information:

  Cash paid during the period for:

    Interest.........................   $   23.1   $    22.2     $    30.8    $     28.5
                                        --------   ---------     ---------    ----------
                                        --------   ---------     ---------    ----------
    Income taxes.....................   $   10.9   $    17.3     $    14.5    $     23.4
                                        --------   ---------     ---------    ----------
                                        --------   ---------     ---------    ----------

Supplemental disclosures of non-cash
  investing and financing activity:

    Capital leases...................   $     -    $      -      $      .3    $      7.7
                                        --------   ---------     ---------    ----------
                                        --------   ---------     ---------    ----------

     See accompanying notes to these condensed consolidated financial statements.

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at June 19, 1994 and January 2, 1994 and the consolidated results of operations and cash flows for the twelve and twenty-four weeks ended June 19, 1994 and June 20, 1993 have been made. Certain reclassifications were made to prior periods' balances for comparative purposes. This interim information should be read in conjunction with the consolidated financial statements nd notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the twenty-four weeks ended June 19, 1994, should not be considered as indicative of the results to be expected for a full year.

     At June 19, 1994, the Company operated 344 supermarket and food nd drug combination stores, primarily in Southern California, under the names Vons, Vons Food and Drug, Pavilions, Tianguis, and EXPO. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise.

2.   Earthquake Loss

     On January 17, 1994, Southern California was struck by a major earthquake which resulted in the temporary closure of 45 of the Company's stores. All of the closed stores reopened within approximately one week of the earthquake. The Company carries insurance to protect against earthquake loss. The estimated total cost due to the earthquake is approximately $25 million which, after insurance recoveries, results in a pre-tax nonrecurring charge of approximately
$5 million, or $.07 per share. The accompanying condensed consolidated financial statements include a $10 million receivable for insurance recoveries and a $5 million selling and administrative charge for the earthquake insurance deductible which was recorded in first quarter 1994.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Results of Operations

     On January 13, 1994, the Company introduced the "Vons Value program." This program emphasizes low prices every day and improved customer service, and it represents a strategic repositioning of the Company's market focus. The Company plans to substantially offset the cost of the program over time through aggressive cost and expense reductions designed to permanently lower the Company's expense structure. The new marketing and cost and expense reduction programs are long-term strategies, the implementation of which will extend beyond 1994.

     During the first half of 1994, the Company reduced the prices of over 12,200 items, increased the allocation of store labor for customer checkout, and increased broadcast media advertising to better inform customers as to the many ways to save money at Vons, including newly reduced prices, weekly advertised specials and free membership club savings.

     The Northridge earthquake occurred four days following the introduction of the Vons Value Program. This event substantially disrupted the initial phase of the new program as both the Company and the communities it serves were focused on recovering from this tragic event. As a result, the Company undertook a costly relaunch of the new program late in first quarter 1994 which continued through second quarter 1994. By accelerating price reductions planned for later in the program and offering attractive promotions and advertised specials to reintroduce the program to consumers, gross margin and operating income were significantly reduced in second quarter 1994.
The Company believes that during the second half of 1994 it can achieve the desired sales momentum of the new program and that buying improvements, changes in promotional and advertising mix and further expense reductions will substantially offset the effects of the price reductions in the second half of 1994. The Company expects that third and fourth quarter earnings will be significantly improved over the second quarter 1994. However, there can be no assurance that, if the Company is unsuccessful at improving its sales performance and achieving necessary cost and expense reductions, the ability of the Company to improve its short-term financial performance would not be adversely impacted.

     In aggregate, the Company's programs are intended to initially benefit sales, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth over the long run.

Twelve Weeks Ended June 19, 1994 Compared with the Twelve Weeks
Ended June 20, 1993.

     Sales. Second quarter 1994 sales were $1,160.2 million, a decrease of $15.1 million, or 1.3%, from second quarter 1993 sales. Same store sales decreased 3.2% from second quarter 1993 sales.
This represents the third consecutive quarter of an improving trend in negative same store sales results. Sales reflect reduced prices as a result of the Vons Value Program, deflation in perishables, the ongoing impact of the weak economy, competitive new store and remodel activity and the effect of the Northridge earthquake. Since June 20, 1993, the Company has opened 14 new stores, closed 16 stores and completed 30 store remodel projects.

     Costs and Expenses. Second quarter 1994 costs and expenses were $1,134.9 million, an increase of $6.7 million, or 0.6%, over second quarter 1993. Cost of sales, buying and occupancy expenses as a percentage of sales increased by 2.2 percentage points to 76.9% in second quarter 1994. This increase reflects lower prices and increased
promotions associated with the Vons Value Program.   During second
quarter 1994, the Company recorded a $.5 million LIFO credit compared with a $1.1 million LIFO charge in second quarter 1993 reflecting the Company's expectation of low inflation for the year. Selling and administrative expenses as a percentage of sales decreased by 0.4 percentage points to 20.6% in second quarter 1994. This decrease reflects increased store labor expenses during second quarter 1994, related to the Vons Value Program, which were more than offset by a decrease in administrative expenses as a result of the reduction in work force implemented during fourth quarter 1993 and other cost savings initiatives. Certain cost and expense reductions resulted from the Company's cost containment and strategic restructuring program which was implemented in fourth quarter 1993.

     Operating Income. Second quarter 1994 operating income was $25.3 million, a decrease of $21.8 million from second quarter 1993.
Operating margin decreased to 2.2% in second quarter 1994 versus 4.0% in second quarter 1993, primarily due to the decline in sales and gross margin reduction for price decreases. Operating income before depreciation and amortization of property, amortization of goodwill and other assets and LIFO ("FIFO EBITDA") was $52.1 million, or 4.5% of sales, in second quarter 1994 compared with $73.2 million, or 6.2%, of sales in second quarter 1993.

     Interest Expense. Second quarter 1994 net interest expense was $16.8 million, an increase of $1.6 million over second quarter 1993. This increase was primarily due to higher average debt borrowings.

     Income Tax Provision. Second quarter 1994 income tax provision was $4.0 million, or a 47.1% effective tax rate. Second quarter 1993 income tax provision was $14.2 million, or a 44.5% effective tax rate. The increase in the second quarter 1994 effective tax rate reflects the 1.0% increase in the Federal statutory tax rate and the decrease in income before income tax provision which was not offset by a comparable decrease in amortization of excess cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. Second quarter 1994 net income was $4.5 million, or $.10 per share, compared with $17.7 million, or $.40 per share, in second quarter 1993.

Twenty-Four Weeks Ended June 19, 1994 Compared with the Twenty-Four Weeks Ended June 20, 1993

     Sales. Sales for the twenty-four weeks ended June 19, 1994 were $2,304.2 million, an decrease of $65.3 million, or 2.8%, from the twenty-four weeks ended June 20, 1993. The 1994 year-to-date same store sales decreased 4.4% from the 1993 year-to-date sales. Sales reflect reduced prices as a result of the Vons Value Program, deflation in perishables, the continuing weak overall economic environment in Southern California, ongoing competitive new store and remodel activity and the effect of the Northridge earthquake.

     Costs and Expenses. Costs and expenses for the twenty-four weeks ended June 19, 1994 were $2,246.2 million, a decrease of $32.7 million, or 1.4%, from the comparable 1993 period. Cost of sales, buying and occupancy expenses as a percentage of sales were 75.9% for the twenty-four weeks ended June 19, 1994, an increase of 1.2 percentage points, compared with the twenty-four weeks ended June 20, 1993.
The increase reflects the impact of lower prices and increased promotional activities. The LIFO charge was $.8 million for the twenty-four weeks ended June 19, 1994 compared with $2.9 million for the comparable 1993 period reflecting the Company's expectation of low inflation for the year. Selling and administrative expenses as a percentage of sales were 21.3% in the 1994 period, an increase of 0.1 percentage points over the comparable 1993 period. This increase reflects a $5.0 million charge related to the insurance deductible related to the Northridge earthquake. Increased store labor expenses as part of the Vons Value Program were fully offset by administrative expense reductions achieved as part of the cost containment and strategic restructuring program.

     Operating Income. Operating income for the twenty-four weeks ended June 19, 1994 was $58.0 million, a decrease of $32.6 million, or 36.0%, from the twenty-four weeks ended June 20, 1993. Operating margin decreased to 2.5% in the 1994 twenty-four week period versus 3.8% in the 1993 twenty-four week period. FIFO EBITDA excluding the earthquake insurance deductible was $118.1 million, or 5.1% of sales, for the twenty-four weeks ended June 19, 1994 versus $142.3 million, or 6.0% of sales, for the twenty-four weeks ended June 20, 1993.

     Interest Expense. Net interest expense for the twenty-four weeks ended June 19, 1994 was $32.5 million, an increase of $2.4 million over the comparable 1993 period. This increase was primarily due to higher average debt borrowings.

     Income Tax Provision. The income tax provision for the twenty-four weeks ended June 19, 1994 was $12.0 million, or a 47.1% effective tax rate. The effective tax rate is higher than the incremental tax rate of 41.0% due primarily to amortization of excess cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. Net income for the twenty-four weeks ended June 19, 1994 was $13.5 million, or $.31 per share, compared with net income of $33.6 million, or $.77 per share, for the twenty-four weeks ended
June 20, 1993.

Labor Contract Status

The Company's contract with the International Brotherhood of Teamsters Union, primarily located within the Los Angeles, Orange and San Diego Counties expires on September 11, 1994. Although discussions have begun, it is not possible to predict the outcome of forthcoming negotiations.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its Revolving Credit Facility. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $48.1 million in second quarter 1994 compared with $49.6 million in second quarter 1993 and $47.7 million for the twenty-four weeks ended June 19, 1994 compared with $29.7 million for the twenty-four weeks ended June 20, 1993. These changes were primarily due to changes in assets and liabilities generally reflecting the timing of receipts and disbursements partially offset by a decrease in net income. The ratio of current assets to current liabilities was 0.89 to 1 at June 19, 1994 compared with 0.87 to 1 at January 2, 1994.

     Net cash used by investing activities was $23.8 million in second quarter 1994 compared with $44.8 million in second quarter 1993 and $54.2 million for the twenty-four weeks ended June 19, 1994 compared with $75.4 million for the twenty-four weeks ended June 20, 1993.
These decreases reflect a reduction in the Company's capital expenditure program. Full year capital expenditures are expected to be $168 million, a reduction of $47 million from prior estimates primarily reflecting delays in new store openings. The Company opened three stores, closed four stores and completed five store remodel projects during the twenty-four weeks ended June 19, 1994. Capital expenditures in 1994 have been and will continue to be funded out of cash provided by operations, the Revolving Credit Facility and/or through operating leases, although no assurance can be given that such sources will be sufficient. The capital expenditure program has substantial flexibility and is subject to revision based on various factors; including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long-term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $24.3 million in second quarter 1994 compared with $5.1 million in second quarter 1993. Net cash provided by financing activities was $4.1 million for the twenty-four weeks ended June 19, 1994 compared with $43.8 million for the twenty-four weeks ended June 20, 1993. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations and capital expenditure requirements.

     At June 19, 1994, the Company's revolving debt borrowings totaled $228.3 million compared with $301.9 million at June 20, 1993. This change reflects the impact of the $150 million Term Loan Facility entered into in fourth quarter 1993 and cash flows from operations offset by borrowings relating to the capital expenditure program. At June 19, 1994, the Company had available unused credit of $169.9 million under its Revolving Credit Facility. For the twenty-four weeks ended June 19, 1994 the weighted average interest cost on revolving debt was 4.8%, the corresponding bank prime rate at June 19, 1994 was 7.25%.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               On May 11, 1994, the Company held its Annual Meeting of Shareholders in Arcadia, California. At that meeting, the shareholders elected all three directors nominated by the Board of Directors. The number of votes cast for, against or withheld for each elected director were as follows:


                                                     Number of Votes Cast
                                                   ________________________
                                                      For          Withheld
                                                   __________      ________
          Steven A. Burd                           38,876,711       199,576
          Fritz L. Duda                            38,886,777       189,510
          Roger E. Stangeland                      38,869,184       207,103


               The other directors whose term of office as a director continued after the meeting are as follows:

          William S. Duda
          James H. Green, Jr.
          Robert I. MacDonnell
          Peter A. Magowan
          Charles. E. Rickershauser
          Elizabeth A. Sanders*
          William Y. Tausher

          *  Ms. Sanders subsequently resigned effective July 12, 1994.

               There was no other business brought to the meeting.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.
               Managements Contracts or Compensatory Plans or Arrangements:

               10.28 Employment Agreement dated April 26, 1994 between the Registrant and Lawrence A. Del Santo.

               10.29  Employment Agreement dated April 26, 1994 between the
                  Registrant and Richard E. Goodspeed.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 19, 1994.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE VONS COMPANIES, INC.


Date:  July 25, 1994             /s/  LAWRENCE A. DEL SANTO
                                 -------------------------------
                                      Lawrence A. Del Santo
                                      Vice Chairman and
                                      Chief Executive Officer




Date:  July 25, 1994            /s/  PAMELA K. KNOUS
                                -------------------------------
                                      Pamela K. Knous
                                      Senior Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX

                                                              Sequentially
Exhibit                                                         Numbered
  No.     Description                                             Page
- -------   -----------                                         ------------

10.28 Employment Agreement dated April 26, 1994 between the Registrant and Lawrence A. Del Santo.

10.29 Employment Agreement dated April 26, 1994 between the Registrant and Richard E. Goodspeed.