Form 10-Q/A
period 1994-06-19
VONS COMPANIES INC
filed 1994-09-02
CIK 715633

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                      ---------------------

                          FORM 10-Q/A No. 1

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

                   PART II.  OTHER INFORMATION


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


               The other directors whose term of office as a director continued after the meeting are as follows:

          William S. Davila
          James H. Greene, Jr.
          Robert I. MacDonnell
          Peter A. Magowan
          Charles E. Rickershauser, Jr.
          Elizabeth A. Sanders*
          William Y. Tauscher

          *  Ms. Sanders subsequently resigned effective July 12, 1994.

               There was no other business brought to the meeting.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE VONS COMPANIES, INC.


Date:  September 2, 1994        /s/  Pamela K. Knous
                                -------------------------------
                                     Pamela K. Knous
                                     Senior Vice President and
                                     Chief Financial Officer