Form 10-Q
period 1994-10-09
VONS COMPANIES INC
filed 1994-11-17
CIK 715633

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                        -----------------------

                                FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 9, 1994

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

Shares of common stock outstanding at November 11, 1994 - 43,379,041

                            PART 1.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                    THE VONS COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND RETAINED EARNINGS

All amounts except share data in millions of dollars and as a percentage of sales

                                   (Unaudited)

                                Sixteen Weeks Ended                        Forty Weeks Ended
                      ---------------------------------------     ---------------------------------------
                        October 9, 1994     October 10, 1993       October 9, 1994      October 10, 1993
                      ------------------   ------------------     ------------------   ------------------
Sales..............   $   1,516.2  100.0%  $   1,534.5  100.0%    $   3,820.4  100.0%  $   3,904.0  100.0%
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Costs and expenses:
  Cost of sales,
    buying and
    occupancy......       1,142.9   75.4       1,158.0   75.5         2,892.8   75.7       2,927.9   75.0
  Selling and
    administrative
    expenses.......         317.6   20.9         319.4   20.8           806.9   21.1         821.4   21.0
  Amortization of
    excess cost
    over net assets
    acquired.......           4.6     .3           4.6     .3            11.6     .3          11.6     .3
  Restructuring
    charges........          19.0    1.3          56.9    3.7            19.0     .5          56.9    1.5
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
                          1,484.1   97.9       1,538.9  100.3         3,730.3   97.6       3,817.8   97.8
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Operating income
  (loss)...........          32.1    2.1          (4.4)   (.3)           90.1    2.4          86.2    2.2
Interest expense,
  net..............          21.7    1.4          20.6    1.3            54.2    1.4          50.7    1.3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income (loss)
  before income
  taxes............          10.4     .7         (25.0)  (1.6)           35.9    1.0          35.5     .9
Income taxes.......           6.4     .4          (5.5)   (.3)           18.4     .5          21.4     .5
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income (loss)
  before
  extraordinary
  item.............           4.0     .3         (19.5)  (1.3)           17.5     .5          14.1     .4
Extraordinary item-
  debt refinancing,
  net of tax
  benefit of $1.0
  million..........            -      -           (1.4)   (.1)             -      -           (1.4)   (.1)
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Net income (loss)..           4.0     .3         (20.9)  (1.4)           17.5     .5          12.7     .3
                                   -----                -----                  -----                -----
                                   -----                -----                  -----                -----
Retained earnings -
  beginning of
  period...........         194.7                183.2                  181.2                149.6
                      -----------          -----------            -----------          -----------
Retained earnings -
  end of period....   $     198.7          $     162.3            $     198.7          $     162.3
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Income (loss) per
  common share:
  Income (loss)
    before
    extraordinary
    item...........   $       .09          $      (.45)           $       .40          $       .32
  Extraordinary
    item...........            -                  (.03)                    -                  (.03)
                      -----------          -----------            -----------          -----------
Net income
  (loss)...........   $       .09          $      (.48)           $       .40          $       .29
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Weighted average
  common shares and
  common share
  equivalents......    43,533,000           43,474,000             43,508,000           43,512,000
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

     See accompanying notes to these condensed consolidated financial statements.


       THE VONS COMPANIES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

           All amounts in millions of dollars

                       (Unaudited)

                                                          October 9,      January 2,
                                                             1994            1994
                                                          -----------     ----------
                    ASSETS

Current assets:
  Cash......................................              $       6.2     $      8.5
  Accounts receivable.......................                     44.9           36.3
  Inventories...............................                    342.1          383.5
  Other.....................................                     52.3           45.1
                                                          -----------     ----------
    Total current assets....................                    445.5          473.4
Property and equipment, net.................                  1,224.1        1,215.6
Excess of cost over net assets acquired.....                    501.3          512.9
Other.......................................                     56.5           47.6
                                                          -----------     ----------
TOTAL ASSETS................................              $   2,227.4     $  2,249.5
                                                          -----------     ----------
                                                          -----------     ----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease
    obligations and long-term debt..........              $       8.4     $      8.6
  Accounts payable..........................                    273.6          314.5
  Accrued liabilities.......................                    253.3          219.6
                                                          -----------     ----------
    Total current liabilities...............                    535.3          542.7
Accrued self-insurance......................                    108.0          102.3
Deferred income taxes.......................                    120.7          111.2
Other noncurrent liabilities................                     85.1           86.4
Senior debt and capital lease obligations...                    509.9          559.9
Subordinated debt, net......................                    325.0          322.1
                                                          -----------     ----------
    Total liabilities.......................                  1,684.0        1,724.6
                                                          -----------     ----------
Shareholders' equity:
  Common stock..............................                      4.3            4.3
  Paid-in capital...........................                    340.5          339.5
  Retained earnings.........................                    198.7          181.2
  Notes receivable for stock................                      (.1)           (.1)
                                                          -----------     ----------
    Total shareholders' equity..............                    543.4          524.9
                                                          -----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..              $   2,227.4     $  2,249.5
                                                          -----------     ----------
                                                          -----------     ----------

     See accompanying notes to these condensed consolidated financial statements.


                 THE VONS COMPANIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     All amounts in millions of dollars

                                 (Unaudited)

                                                         Sixteen Weeks Ended         Forty Weeks Ended
                                                      -------------------------   ------------------------
                                                      October 9,    October 10,   October 9,   October 10,
                                                         1994          1993          1994         1993
                                                      -----------   -----------   -----------  -----------
Cash flows from operating activities:
  Net income (loss).................................. $       4.0   $     (20.9)  $      17.5  $      12.7
  Adjustments to reconcile net income (loss)
    to cash provided by operating activities:
      Debt refinancing...............................          -            1.4            -           1.4
      Restructuring charges..........................        19.0          56.9          19.0         56.9
      Depreciation and amortization of property
        and capital leases...........................        31.7          28.7          78.6         68.2
      Amortization of excess cost over net assets
        acquired and other assets....................         4.9           5.6          12.3         14.9
      Amortization of debt discount and deferred
        financing costs..............................         1.9           2.0           4.8          4.9
      LIFO charge....................................          .9           1.5           1.7          4.4
      Deferred income taxes..........................        (2.1)         (6.0)           .4          4.0
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable.         2.0           (.6)         (8.6)         3.4
          (Increase) decrease in inventories at FIFO
            costs....................................         (.2)        (38.5)         39.7        (19.8)
          (Increase) decrease in other current assets        (2.3)         (5.1)          1.9         (2.7)
          (Increase) decrease in noncurrent assets...         4.2           (.8)        (11.5)        (8.6)
          Increase (decrease) in accounts payable....        18.3          32.5         (40.0)       (27.2)
          Increase (decrease) in accrued liabilities.        14.0           8.4          26.7        (19.0)
          Increase (decrease) in noncurrent
            liabilities..............................        (9.1)        (10.8)         (7.6)        (9.5)
                                                      -----------   -----------   -----------   ----------
Net cash provided by operating activities............        87.2          54.3         134.9         84.0
                                                      -----------   -----------   -----------   ----------
Cash flows from investing activities:
  Addition of property, plant and equipment..........       (36.4)       (106.2)        (92.8)      (181.9)
  Disposal of property, plant and equipment..........         3.8           2.9           6.0          3.2
                                                      -----------   -----------   -----------   ----------
Net cash used for investing activities...............       (32.6)       (103.3)        (86.8)      (178.7)
                                                      -----------   -----------   -----------   ----------
Cash flows from financing activities:
  Net borrowings (payments) on revolving debt........       (54.8)         51.7         (44.3)        99.0
  Increase (decrease) in net outstanding drafts......         1.8           (.3)          (.9)         1.3
  Payments on other debt, capital lease obligations
    and other........................................        (1.5)         (2.3)         (5.2)        (7.4)
                                                      -----------   -----------   -----------   ----------
Net cash provided (used) by financing activities.....       (54.5)         49.1         (50.4)        92.9
                                                      -----------   -----------   -----------   ----------
Net cash increase (decrease).........................          .1            .1          (2.3)        (1.8)
Cash at beginning of period..........................         6.1           6.4           8.5          8.3
                                                      -----------   -----------   -----------   ----------

Cash at end of period................................ $       6.2   $       6.5   $       6.2   $      6.5
                                                      -----------   -----------   -----------   ----------
                                                      -----------   -----------   -----------   ----------

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest......................................... $      22.3   $      20.6   $      53.1   $     49.1
                                                      -----------   -----------   -----------   ----------
                                                      -----------   -----------   -----------   ----------
    Income taxes..................................... $      11.2   $       5.0   $      25.7   $     28.4
                                                      -----------   -----------   -----------   ----------
                                                      -----------   -----------   -----------   ----------
Supplemental disclosures of non-cash investing
  and financing activity:

    Capital leases................................... $        -    $        -    $        .3   $      7.7
                                                      -----------   -----------   -----------   ----------
                                                      -----------   -----------   -----------   ----------

     See accompanying notes to these condensed consolidated financial statements.

               THE VONS COMPANIES, INC. AND SUBSIDIARIES
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at October 9, 1994 and January 2, 1994 and the consolidated results of operations and cash flows for the sixteen and forty weeks ended October 9, 1994 and October 10, 1993 have been made. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the forty weeks ended October 9, 1994, should not be considered as indicative of the results to be expected for a full year.

     At October 9, 1994, the Company operated 336 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons, Vons Food and Drug, Pavilions and EXPO. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise.

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

3.   Restructuring Charges

     During third quarter 1994, the Company recorded a restructuring charge of $19.0 million, or $.26 per share. This charge reflects anticipated expenses of $13.4 million associated with a program to accelerate the closing of underperforming facilities, including approximately 12 stores, the majority of which will be closed by year-end 1994. The charge also includes $5.6 million for severance and other costs associated with the elimination of approximately 400 administrative and support positions, the majority of which were eliminated during third quarter 1994.

     During third quarter 1993, the Company recorded a $56.9 million, or $.77 per share, restructuring charge. The 1993 charge reflected anticipated costs associated with a program to accelerate the closing of underperforming facilities, including approximately 11 stores, eliminate approximately 300 administrative and support positions and other programs intended to lower the Company's cost structure and enhance competitiveness.

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

     The Northridge earthquake occurred four days following the introduction of the Vons Value Program. This event substantially disrupted the initial phase of the new program as both the Company and the communities it serves were focused on recovering from this tragic event. As a result, the Company undertook a costly relaunch of the new program late in first quarter 1994 which continued through second quarter 1994. By accelerating price reductions planned for later in the program and offering attractive promotions and advertised specials to reintroduce the program to consumers, gross margin and operating income were significantly reduced in second quarter 1994. The Company believes that third quarter 1994 earnings before restructuring charge reflect the benefits of the new program as improved inventory management, improved purchasing and continued expense reductions offset the effects of the price reductions and increased store labor expenses.

      Based on ongoing operational reviews, the Company determined that additional store closures and headcount reductions were required to achieve its cost containment and restructuring goals. As a result, a third quarter 1994 restructuring charge of $19.0 million, or $.26 per share, was recorded which reflects anticipated expenses relating to the accelerated closure of approximately 12 additional underperforming stores and the elimination of approximately 400 additional administrative and support positions.

     In aggregate, the Company's programs are initially intended to benefit sales, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth over the long run.

Sixteen Weeks Ended October 9, 1994 Compared with the Sixteen Weeks Ended October 10, 1993.

     Sales. Third quarter 1994 sales were $1,516.2 million, a decrease of $18.3 million, or 1.2%, from third quarter 1993 sales. Same store sales decreased 1.6% from third quarter 1993 sales. This represents the fourth consecutive quarter of improving same store sales trends. Sales reflect reduced prices as a result of the Vons Value Program, deflation in perishables, the ongoing impact of the weak economy, competitive new store and remodel activity and the diminished customer base in neighborhoods impacted by the Northridge earthquake. Since October 10, 1993, the Company has opened nine new stores, closed 23 stores and completed 22 store remodel projects.

     Costs and Expenses. Third quarter 1994 costs and expenses were $1,484.1 million, a decrease of $54.8 million, or 3.6%, from third quarter 1993. Cost of sales and buying and occupancy expenses as a percentage of sales decreased by 0.1 percentage point to 75.4% in third quarter 1994. Price reductions in 1994 were offset by improved inventory management and improved purchasing. Selling and administrative expenses as a percentage of sales increased by 0.1 percentage point to 20.9% in third quarter 1994. Increased store labor expenses, related to the Vons Value Program, were offset by a decrease in administrative expenses as a result of the reduction in work force and other cost savings initiatives in connection with the strategic restructuring program. The Company recorded a $19.0 million, or $.26 per share, restructuring charge in third quarter 1994. In third quarter 1993, the Company recorded a $56.9 million, or $.77 per share, restructuring charge. These charges primarily reflect anticipated expenses as a result of the accelerated closure of approximately 23 underperforming stores and other facilities and the elimination of approximately 700 administrative and support positions.

     Operating Income (Loss). Third quarter 1994 operating income was $32.1 million, an increase of $36.5 million over third quarter 1993. Operating margin increased to 2.1% in third quarter 1994 versus (.3)% in third quarter 1993. These increases were due primarily to the restructuring charge recorded in 1994 versus the 1993 restructuring charge. Operating income before depreciation and amortization of property, amortization of goodwill and other assets, LIFO and restructuring charges ("FIFO EBITDA") was $88.6 million, or 5.8% of sales, in third quarter 1994 compared with $88.3 million, or 5.8% of sales, in third quarter 1993.

     Interest Expense. Third quarter 1994 net interest expense was $21.7 million, an increase of $1.1 million over third quarter 1993.
This increase was due primarily to higher weighted average interest cost on revolving debt partially offset by the replacement of higher interest cost subordinated debt.

     Income Taxes. Third quarter 1994 income tax provision was $6.4 million, or a 61.5% effective tax rate, primarily reflecting the impact of the 1994 restructuring charge. Third quarter 1993 income tax benefit was $5.5 million, or a 22.0% effective tax benefit rate, primarily reflecting the impact of the 1993 restructuring charge as well as the increase in the maximum statutory Federal income tax rate from 34% to 35%. Excluding these items, the effective tax rate was 48% for third quarter 1994 compared to 46% for third quarter 1993. The increase in the effective tax rate is due to the decrease in earnings before restructuring charges, which is not offset by a comparable decrease in amortization of excess cost over net assets acquired, of which the majority is not deductible for tax purposes.

     Income (Loss). Third quarter 1994 net income was $4.0 million, or $.09 per share, compared with a net loss of $20.9 million, or $.48 per share, in third quarter 1993. These increases were due to the $19.0 million, or $.26 per share, restructuring charge recorded in 1994 versus the $56.9 million, or $.77 per share, restructuring charge recorded in 1993. Third quarter 1993 net loss included an extraordinary after tax charge of $1.4 million, or $.03 per share, arising from debt refinancing.

Forty Weeks Ended October 9, 1994 Compared with the Forty Weeks Ended October 10, 1993

     Sales. Sales for the forty weeks ended October 9, 1994 were $3,820.4 million, a decrease of $83.6 million, or 2.1%, from the forty weeks ended October 10, 1993. The 1994 year-to-date same store sales decreased 3.2% from the 1993 year-to-date sales. Sales reflect reduced prices as a result of the Vons Value Program, deflation in perishables, the continuing weak overall economic environment in Southern California, ongoing competitive new store and remodel activity and the diminished customer base in neighborhoods impacted by the Northridge earthquake.

     Costs and Expenses. Costs and expenses for the forty weeks ended October 9, 1994 were $3,730.3 million, a decrease of $87.5 million, or 2.3%, from the comparable 1993 period. Cost of sales and buying and occupancy expenses as a percentage of sales were 75.7% for the forty weeks ended October 9, 1994, an increase of 0.7 percentage points, compared with the forty weeks ended October 10, 1993. The increase reflects the impact of lower prices and increased promotional activities. The LIFO charge was $1.7 million for the forty weeks ended October 9, 1994 compared with $4.4 million for the comparable 1993 period, reflecting the Company's expectation of lower inflation for 1994. Selling and administrative expenses as a percentage of sales were 21.1% in the 994 period, an increase of 0.1 percentage point over the comparable
1993 period. This increase reflects a $5.0 million charge related to the insurance deductible related to the Northridge earthquake.
Increased store labor expenses as part of the Vons Value Program were offset by administrative expense reductions achieved as part of the cost containment and strategic restructuring program. The Company recorded a $19.0 million, or $.26 per share, restructuring charge in third quarter 1994. In third quarter 1993, the Company recorded a $56.9 million, or $.77 per share, restructuring charge.

     Operating Income. Operating income for the forty weeks ended October 9, 1994 was $90.1 million, an increase of $3.9 million, or 4.5%, over the forty weeks ended October 10, 1993. Operating margin increased to 2.4% in the 1994 forty week period versus 2.2% in the 1993 forty week period. Excluding restructuring charges, results were $109.1 million, or 2.9% of sales, versus $143.1 million, or 3.7% of sales. These decreases were due primarily to lower sales and lower gross margin as a result of price reductions. FIFO EBITDA excluding the earthquake insurance deductible was $206.7 million, or 5.4% of sales, for the forty weeks ended October 9, 1994 versus $230.6 million, or 5.9% of sales, for the forty weeks ended October 10, 1993.

     Interest Expense. Net interest expense for the forty weeks ended October 9, 1994 was $54.2 million, an increase of $3.5 million over the comparable 1993 period. This increase was due to higher weighted average interest cost on revolving debt and higher average debt borrowings.

     Income Taxes. The income tax provision for the forty weeks ended October 9, 1994 was $18.4 million, a 51.3% effective tax rate, or a 48% effective tax rate excluding the restructuring charge. The effective tax rate is higher than the incremental tax rate of 41.0% due to the decrease in earnings before restructuring charges which is not offset by a comparable decrease in amortization of excess cost over net assets acquired of which the majority is not deductible for tax purposes.

     Income. Net income for the forty weeks ended October 9, 1994 was $17.5 million, or $.40 per share, compared with net income of $12.7 million, or $.29 per share, for the forty weeks ended October 10, 1993. These increases were due to the $19.0 million, or $.26 per share, restructuring charge recorded in 1994 versus the $56.9 million, or $.77 per share, restructuring charge recorded in 1993. The decrease in net income excluding restructuring charges was caused by the decline in sales and gross margin reduction for price decreases. Net income for the 1993 period included an extraordinary after tax charge of $1.4 million, or $.03 per share, arising from debt refinancing.

Labor Contract Status

     The Company renegotiated its contract with the International
Brotherhood of Teamsters during third quarter 1994. The new contract, which covers all warehousing and driving units, became effective September 12, 1994 and will expire on September 13, 1998. Over the four year term of the new contract, the annual labor cost increases on a per hour basis will be lower than those in the previous contract which expired on September 11, 1994.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its Revolving Credit Facility. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $87.2 million in third quarter 1994 compared with $54.3 million in third quarter 1993 and $134.9 million for the forty weeks ended October 9, 1994 compared with $84.0 million for the forty weeks ended October 10, 1993. These changes were due primarily to decreases in earnings before restructuring charges offset by changes in assets and liabilities generally reflecting the timing of receipts and disbursements. The ratio of current assets to current liabilities was 0.83 to 1 at October 9, 1994 compared with
0.87 to 1 at January 2, 1994.

     Net cash used by investing activities was $32.6 million in third quarter 1994 compared with $103.3 million in third quarter 1993 and $86.8 million for the forty weeks ended October 9, 1994 compared with $178.7 million for the forty weeks ended October 10, 1993. These decreases reflect a reduction in the Company's capital expenditure program. Full year capital expenditures are expected to be $168 million. The Company opened five stores, closed 14 stores and completed 11 store remodel projects during the forty weeks ended October 9, 1994. Capital expenditures in 1994 have been and will continue to be funded out of cash provided by operations, the Revolving Credit Facility and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors; including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long-term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $54.5 million in third quarter 1994 compared with net cash provided by financing activities of $49.1 million in third quarter 1993. Net cash used by financing activities was $50.4 million for the forty weeks ended October 9, 1994 compared with net cash provided by financing activities of $92.9 million for the forty weeks ended October 10, 1993. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations and capital expenditure requirements.

     At October 9, 1994, the Company's revolving debt borrowings totaled $173.5 million compared with $353.7 million at October 10, 1993. This change reflects the impact of the $150 million Term Loan Facility entered into in fourth quarter 1993 and cash flows from operations partially offset by borrowings relating to the capital expenditure program. At
October 9, 1994, the Company had available unused credit of $224.8 million under its Revolving Credit Facility. For the forty weeks ended October 9, 1994 the weighted average interest cost on revolving debt was 5.2%, the corresponding bank prime rate at October 9, 1994 was 7.75%.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27     Financial Data Schedule.

               Management Contracts or Compensatory Plans or
               Arrangements:

               10.30  Letter Agreement dated July 21, 1994
                      confirming employment and separation
                      agreements between the Registrant and
                      Peter M. Horn, III.

               10.31 Retirement Agreement dated July 28, 1994 confirming employment and retirement agreements between the Registrant and
                      Roger E. Stangeland.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended October 9, 1994.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE VONS COMPANIES, INC.


Date:  November 14, 1994         /s/  LAWRENCE A. DEL SANTO
                --               ------------------------------
                                      Lawrence A. Del Santo
                                      Vice Chairman and
                                      Chief Executive Officer




Date:  November 14, 1994         /s/  PAMELA K. KNOUS
                --               ------------------------------
                                      Pamela K. Knous
                                      Senior Vice President and
                                      Chief Financial Officer