Form 10-K
VONS COMPANIES INC
filed 1995-03-30
CIK 715633

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

                     ----------------------

                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 1995

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

Title  of each class  Name of each exchange on which registered
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1995: Common
Stock, par value $.10 per share - $517,597,848.

      The number of shares of Common Stock outstanding as of February 28, 1995 - 43,383,166.

     DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Annual
Report to Shareholders for fiscal year ended January 1, 1995 are incorporated by reference into Parts II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1995, are incorporated by reference into Part III, to be filed no later than April 30, 1995.

                              PART I

ITEM 1: BUSINESS

General

     The Vons Companies, Inc. ("Vons" or the "Company") is one of the largest supermarket chains in Southern California based on sales. As of January 1, 1995, Vons operated 334 supermarkets and food and drug retail stores. Vons also operates a fluid milk processing facility, an ice cream plant, a bakery and distribution facilities for meat, grocery, produce and general merchandise. Stores operate under the "Vons" and "Pavilions" names. The Company's marketing platform is built on offering the customer greater value than found elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

     Vons grocery business was founded in 1906. From 1969 until December 1985, it was owned, along with certain other merchandising businesses, by Household International, Inc. In 1985, these merchandising businesses were acquired in a leveraged buyout by a newly formed corporation which kept the grocery business and sold all of the other merchandising businesses. The newly formed corporation was subsequently merged in 1987 with and into Allied Supermarkets, Inc., a Michigan corporation ("Allied"), and the surviving corporation was renamed The Vons Companies, Inc., a Michigan corporation. Simultaneously with the merger, substantially all of the business previously operated by Allied was sold to a company organized by the former management of Allied, leaving the Company with operations located only in Southern California, as they existed prior to the merger.

     On August 29, 1988, the Company purchased substantially all of the operations of Safeway, Inc. ("Safeway") in Southern California. At the time of the acquisition (the "Safeway Acquisition"), these operations included 162 supermarkets and manufacturing and distribution facilities. As a result of the Safeway Acquisition and other purchases of Vons common stock, Safeway, through a wholly-owned subsidiary, is Vons largest shareholder, with approximately 35% of the outstanding shares of Vons common stock. Safeway is an affiliate of Kohlberg Kravis Roberts & Co.

Strategic Repositioning and Restructuring

     In response to the weak economic environment in the regions it serves and other factors having a negative impact on sales, the Company commenced, in third quarter 1993, a strategic repositioning program which emphasized lower everyday shelf prices and improved customer service. In addition, the Company implemented a cost containment and strategic restructuring program to partially offset the costs of the strategic repositioning program.

     As part of the strategic repositioning program, the Company introduced the "Vons Value Program" in January 1994. This program emphasizes lower everyday shelf prices, improved customer service and increased broadcast media advertising to better inform customers as to the many ways to save money at Vons, including newly reduced prices, weekly advertised specials and free membership club savings. Double coupons remain an integral part of the Vons offering. Another important component of the Vons Value Program is an increase in the amount of labor allocated for check-out. The Company believes that customer satisfaction will increase by improving the speed of check-out. Overall store conditions have also improved as personnel from peripheral departments spend less time supporting check-out.

     Consistent with the Vons Value Program, the 1995 marketing campaign incorporates the slogan "Vons Is Value." This marketing campaign emphasizes the Vons Value formula which combines competitive prices with high quality products and customer service.

     The cost containment and strategic restructuring program, undertaken in third quarter 1993, included the accelerated closure of underperforming facilities and a reduction in administrative staff. In late 1994, the Company determined that the facility closures and reductions in workforce undertaken in 1993 would not achieve the Company's cost reduction goals. The Company undertook additional restructuring initiatives resulting in further facility closures and reductions in workforce in 1994. Importantly, the decision was made to exit the Company's warehouse store format. This decision resulted in the January 1995 closure of all eight EXPO stores, which will allow the Company to concentrate its resources on its proven store formats. Also, the Company will eliminate redundant warehousing capacity by closing its San Diego distribution facility in 1995.

     The new marketing and cost reduction programs are long-term strategies, the implementation of which will extend beyond 1994. In aggregate, the Company's programs are initially intended to benefit sales by funding lower prices, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth.

Store Formats

     The Company operates under the Vons and Pavilions formats. Each format is designed for a different customer segment as evidenced by the store location, appearance and product offerings. A key strategy of the Company is to tailor its store and merchandise offerings to reflect its diverse customer base.

     The Company supports its stores with centrally controlled marketing, advertising, buying, real estate development, management information systems, distribution, manufacturing, accounting and administration to maximize operating leverage and profitability.

     The vast majority of the Company's stores operate under the name "Vons." These stores offer extensive assortments of food products, including departments for dry groceries, produce, meat, seafood, dairy, wine and liquor as well as limited assortments of general merchandise, including greeting cards and health and beauty care items. Most Vons stores have in-store bakeries, service floral, service delicatessens with fresh and prepared foods and service seafood departments. Approximately one-third of the Vons stores offer full-service pharmacies and an expanded health and beauty care section.

     Targeted to consumers interested in contemporary food selections, "Pavilions" stores are designed for a clientele conscious of food trends who typically spend more discretionary income on food and food-related items. Pavilions stores offer expanded selections of food products and a variety of service departments. These stores generally offer selections of prepared foods, produce, wines and such service departments as hot bakeries, service floral, delicatessens, service meat departments and service seafood departments. Many Pavilions stores offer extensive general merchandise emphasizing food-related products of department store quality, a larger health and beauty care department, a cosmetics department, and a complete pharmacy. Selected stores offer a party shop, sausage and smoke shop, bagel shop, sushi bar, and high quality prepared Chinese food. The Company intends to increase the Pavilions chain by approximately 15 stores over the next three years.

New Store Openings and Store Remodel Projects

     Another key strategy of the Company is to augment sales growth through the continuation of its new store opening program and ongoing chainwide remodel program. In 1994, the Company maintained its goal of having 80% of its stores either newly opened or remodeled within the preceding five years.

     The Company plans to open ten to 12 new stores in 1995.  The
Company's new store opening program does not include the effect of any possible store acquisition opportunities which might arise in the future.

     Store remodel projects enable Vons to present a store appearance consistent with Vons evolving store formats and to continuously update the store base through the introduction, where possible, of service departments and new merchandising modules, which are intended to generate higher gross margins and build store traffic. Vons remodel program includes remerchandising to reflect a contemporary design and decor package including selected fixture replacements. The Company completed 14, 59 and 68 store remodel projects in 1994, 1993 and 1992, respectively.

     Vons cash capital expenditures for store projects were $106.6 million and $253.7 million in 1994 and 1993, respectively. It is anticipated that 1995 capital expenditures for Vons store projects will be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to business conditions, changing time constraints, cash flow requirements and competitive factors.

     The following table shows, by store format, the number of Vons stores in operation at the end of each of the years indicated and the number of stores opened, closed or converted during each year:

                                VONS     PAVILIONS    TIANGUIS     EXPO      TOTAL
                               ------    ---------    --------    ------    ------
1992:
Beginning Store Count......       283           28           9         -       320
Stores opened..............         4            4           -         -         8
Stores acquired............        18*           -           -         -        18
Stores closed or sold......        (1)           -           -         -        (1)
                               ------    ---------    --------    ------    ------
Ending store count.........       304           32           9         -       345
                               ------    ---------    --------    ------    ------
1993:
Stores opened..............         8            -           -         4        12
Stores closed or sold......       (12)           -           -         -       (12)
Store format conversions...         5            -          (6)        1         -
                               ------    ---------    --------    ------    ------
Ending store count.........       305           32           3         5       345
                               ------    ---------    --------    ------    ------
1994:
Stores opened..............         6            -           -         -         6
Stores closed or sold......       (17)           -           -         -       (17)
Store format conversions...        (1)           1          (3)        3         0
                               ------    ---------    --------    ------    ------
Ending store count.........       293           33           0         8**     334
                               ------    ---------    --------    ------    ------
                               ------    ---------    --------    ------    ------

Average gross square
  feet per store at
  January 1, 1995..........    33,900       43,000          -     65,900    35,600
                               ------    ---------    --------    ------    ------
                               ------    ---------    --------    ------    ------

-------------------

*   Represents the Williams Bros. acquisition.
**  Closed January, 1995.
/TABLE

     Historically, the Company has closed an average of six stores per year, typically based on replacement strategies or lease renewals. Management expects this level of store closure to continue in the future. In response to negative sales trends, the Company critically assessed the performance of its entire store network in 1993 and 1994 and identified 27 underperforming stores for closure which included the Tianguis and EXPO store formats. Underperforming stores are stores which do not satisfy the Company's strategic requirements for growth, profitability, customer satisfaction, market area penetration and/or other factors. Management believed that these stores would not meet these requirements at any time in the foreseeable future, even with a significant commitment of management and financial resources. In consideration of the Company's leaner management structure as a result of its restructuring efforts and its commitment to its new store capital program, the Company determined that its available resources would be better utilized on the remaining store base.

Marketing and Competition

     Southern California is one of the largest and most competitive markets for retail grocery sales in the United States. Vons store network ranges from Fresno on the north to the Mexican border on the south and from the Pacific Ocean on the west to Clark County, Nevada on the east. This market area includes Fresno, Imperial, Inyo, Kern, Los Angeles, Madera, Mono, Orange, Riverside, Santa Barbara, San Bernardino, San Diego, San Luis Obispo, Tulare and Ventura counties in California as well as Clark County, Nevada.

Vons faces a number of major as well as smaller competitors in its market. The Company believes that in recent years the increase in the number of competitors' stores and the entrance of new competitors in its market area have intensified competition, and this trend is expected to continue. In addition, convenience stores, drug stores, mass merchandisers, specialty stores, warehouse stores, membership stores as well as discount stores and fast food and other restaurants compete for the same customers.

     Both store formats utilize promotional buying opportunities to pass along special values to their customers. Also, stores offer customers additional savings through the use of double coupons, advertised weekly specials and a free membership club which offers customers special values and programs and enables the Company and its vendors to target specific customer segments and better understand household buying behavior. Vons is the only operator in its market area to offer this free membership club to its customers. Vons marketing and communication strategy is based on a combination of newspaper, direct mail, television, radio and outdoor advertising.

     The principal competitive factors in the retail supermarket business include price, fast friendly service, quality of products, breadth of product assortment, store condition, and store location. Customers, in response to recessionary conditions in Southern California, are placing greater emphasis on price. Vons has responded to this trend through the Vons Value Program which entailed lowering prices on over 12,000 items. Vons believes that its strengths are its reputation for offering good values through a blend of high quality products, customer service and product selection at competitive prices combined with VonsClub, double coupons and weekly advertised specials.

Merchandising and Store Operations

     An average store offers approximately 35,000 to 45,000 merchandise items. Vons has historically emphasized brand-name grocery products and quality and freshness in its produce, meat and seafood selections. In 1994, the Company set a goal of increasing private brand sales. Vons carries private brand products as well as its proprietary Jerseymaid dairy products in the grocery, delicatessen, frozen food, bakery, health and beauty care, and general merchandise departments of its stores. Vons Select was introduced in 1994. This upscale private brand offers additional opportunities for sales and profits. Vons private brand items accounted for approximately 14% of sales in 1994.
The Company achieved its goal of private brand sales accounting for 16% of sales during the last four weeks of 1994. The
Company intends to increase this percentage over time through marketing its branded items and the introduction of additional private brand items including those under the "Select" label.

     In conjunction with its restructuring program, Vons is committed to being the low cost operator in the market areas it serves. Vons strategy is to decrease over time its operating costs through: aggressive buying, introduction and maintenance of various merchandising and technological innovations and stringent cost controls.

     Through technological innovation, Vons has experienced improved operational efficiency. All Vons stores are equipped with an electronic receiving system for products delivered directly to stores by vendors, electronic time and attendance reporting, and computerized labor scheduling. Vons central buying office monitors warehouse inventory levels and product movement daily for buyer analysis and action. Vons utilizes a category management system which combines the buying and merchandising functions. The Company has upgraded these systems to enable category managers to more effectively analyze data. Vons has enhanced its pricing accuracy at store level by implementing an in-store shelf tag printing system and by connecting scales in the meat, delicatessen, and other service departments to the in-store database. In addition, price changes are electronically transmitted to an in-store database which controls pricing throughout each store.

     Vons provides detailed operational procedures to guide store management while still allowing a store manager to focus on the merchandise needs of the store. The Company improves the consistency of store operations through its policy to develop store managers internally. All store managers participate in a bonus program based upon individual store performance and are included in the Company's stock option program.

Support and Other Services

     In 1994, the Company operated a fluid milk processing facility, an ice cream plant and a central bakery.

     Vons operates four distribution complexes in California, located in El Monte, San Diego, Ontario and Santa Fe Springs.
The Company has announced the 1995 closure of its San Diego facility, eliminating redundant distribution capacity. The Company utilizes advanced computerized inventory and labor management systems throughout its distribution network. As of January 1, 1995, Vons operated a fleet of 427 tractors and 1,221 trailers, of which 105 and 182, respectively, were leased and the remainder were owned. The Company's transportation department utilizes on-board electronic trip recorders to monitor travel times and a sophisticated computerized routing system. Approximately 77% of store sales in 1994 represented inventories supplied by these distribution centers, and the balance was delivered directly to the stores by vendors.

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

     In connection with the Williams Bros. acquisition, the Company entered into a consent order with the FTC whereby the Company divested one of the Williams Bros. store locations and among other things, agreed to seek FTC approval before acquiring any supermarket, or any interest in any company owning a supermarket, in San Luis Obispo County for ten years.

Employees

     At January 1, 1995, Vons employed approximately 11,100 full time and 16,900 part-time employees as follows:

                                             Non-
                                Union       Union        Total
                                ------      ------      -------
Hourly..................        26,000         600       26,600
Salaried................            -        1,400        1,400
                                ------      ------      -------
Total Employees.........        26,000       2,000       28,000
                                ------      ------      -------
                                ------      ------      -------


     In the fall of 1993, the Company renegotiated three-year contracts with the United Food and Commercial Workers' and Meat
Cutters' unions.

     In the fall of 1994, the Company renegotiated four-year contracts with the International Brotherhood of Teamsters' unions.

     Like its major competitors, pursuant to its various collective bargaining agreements, Vons contributes to Taft-
Hartley multi-employer, joint pension plans. Under pertinent law, a participating employer which totally or partially withdraws from such a pension plan could be liable for unfunded vested benefits, which could be substantial.

Insurance

     Vons carries insurance customary in the supermarket industry to protect the Company against catastrophic loss, including earthquake insurance. The Company is approved in both California and Nevada to self-insure workers' compensation and general liability exposures and maintains third-party insurance for loss exposures in excess of self-insured retentions and deductibles.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company:


Name                       Age        Position
----                       ---        --------

Lawrence A. Del Santo      61         Vice Chairman of the Board
                                      and Chief Executive Officer

Richard E. Goodspeed       58         President and Chief
                                      Operating Officer

Roger E. Stangeland        65         Chairman of the Board

Robert J. Kelly            50         Executive Vice President,
                                      Retailing

Terrence J. Wallock        50         Executive Vice President,
                                      General Counsel and
                                      Secretary

Pamela K. Knous            40         Senior Vice President and
                                      Chief Financial Officer


     Officers are elected annually and are subject to removal at any time, with or without cause, by the Company's Board of Directors, subject to all rights under employment contracts, if any.

     Mr. Del Santo was appointed Director, Vice Chairman of the Board and Chief Executive Officer of the Company in April 1994. Prior to joining the Company, Mr. Del Santo was Senior Executive Vice President and Chief Operating Officer - Food of American Stores Company from March 1993 to April 1994. From April 1989 to March 1993, Mr. Del Santo was Chairman of Lucky Stores, Inc.

     Mr. Goodspeed was appointed President and Chief Operating Officer of the Company in April 1994. Prior to joining the Company, Mr. Goodspeed was Executive Vice President - Food of American Stores Company and President and Chief Operating Officer of Lucky Stores, Inc. a position he held since September 1988.

     Mr. Stangeland is Chairman of the Board.  Prior to April
1994 he served as Chairman of the Board and Chief Executive
Officer of the Company for more than the last five years.

     Mr. Kelly was appointed Executive Vice President, Retailing of the Company in April 1994. Mr. Kelly had been Executive Vice President, Procurement and Marketing of the Company since November 1993 and prior to that Executive Vice President, Buying and Merchandising of the Company from May 1991 to November 1993. Mr. Kelly was Senior Vice President, Procurement of the Company from 1989 to May 1991.

     Mr. Wallock was appointed Executive Vice President and General Counsel of the Company in November 1993 and continues in the position of Secretary of the Company which he has held since March 1991. Mr. Wallock was Senior Vice President, Chief Legal and Security Officer of the Company from August 1991 to November 1993. From March 1991 to August 1991, Mr. Wallock was Senior Vice President and General Counsel of the Company. From 1977 to 1991, Mr. Wallock served as counsel to Denny's Inc. rising to the position of Vice President, General Counsel and Secretary.

     Ms. Knous was appointed Senior Vice President and Chief Financial Officer of the Company in July 1994. Ms. Knous was Group Vice President, Finance of the Company from November 1993 to July 1994. From April 1991 to November 1993, Ms. Knous was Vice President, Finance of the Company. From 1989 to 1991, Ms. Knous served as partner at KPMG Peat Marwick LLP.

ITEM 2: PROPERTIES

     As of January 1, 1995, Vons leased 248 of its stores and owned 86 of its stores. At January 1, 1995, 213 of Vons leases provided for contingent rental based on a percentage of sales over specified amounts, which typically range from 1.0% to 1.5% of total gross sales, less amounts expended for common area maintenance, real estate taxes and insurance; the balance had no percentage rent clauses. Store leases have various expiration dates through 2018. Renewal options range up to 40 years. The following table lists the number of such store leases for open stores that are due to expire (assuming exercise of all renewal options) in each of the specified periods:

                                        Number of
              Calendar Years         Expiring Leases
              --------------         ---------------
              1995-1999..........            7
              2000-2004..........           17
              2005-2009..........           23
              2010-2014..........           25
              2015-2019..........           26
              2020 and thereafter          150


     The Company has a $115.0 million mortgage loan on 51 properties requiring monthly principal and interest payments of approximately $1.0 million with a one-time payment of approximately $111.0 million in July 1997. The Company has other real estate notes and mortgages covering seven properties totalling $14.6 million due in varying monthly installments with maturity dates from 1997 to 2009.

     Vons stores are usually located in active shopping centers and generally have several co-tenants, which typically include a drugstore; although the newer stores, which are usually food and drug combination stores, tend to be in shopping centers without drugstores.

     Vons owns distribution and manufacturing facilities in El Monte, California, which are located on approximately 63 acres of land. The El Monte facilities include two warehouses with an aggregate of 764,000 square feet, and a meat cooking facility, including a warehouse with an aggregate of 256,000 square feet.

     Vons leases distribution operations located in Santa Fe Springs, California. These distribution operations include several warehouses and a transportation center. The operations cover approximately 1,040,000 square feet located on approximately 78 acres of land. The lease expires in 1995 with three five-year and one one-year options to extend.

     Vons leases a 450,000-square-foot forward buy warehouse located in the City of Industry. The lease expires in 1996 with two three-year options to extend. A 95,000-square-foot frozen food distribution facility is leased in Ontario, California. The lease expires in 1996 with four six-month options to extend.
Vons leases one distribution facility and a forward buy warehouse in San Diego, California. The distribution facility is approximately 365,000 square feet and the lease expires in 2002. Vons has an operating agreement to use up to an aggregate of 231,000 square feet in the forward buy warehouse. Vons will close its San Diego facility in 1995 and terminate or otherwise dispose of its leasehold interest.

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

ITEM 3: LEGAL PROCEEDINGS

     In addition to routine litigation incidental to the conduct of its business, the Company has been named in a number of lawsuits in state and Federal courts in Washington, Nevada, Idaho and California arising from claims of food-borne illness that allegedly was contracted from the consumption of hamburgers at certain Jack-In-The-Box restaurants in early 1993. The restaurants involved were either directly operated by Jack-In -The-Box, a division of Foodmaker, Inc. ("Foodmaker"), or through franchisees. The suits allege that the hamburger patties in question were processed by the Company before being cooked and served by a Jack-In-The-Box outlet. The plaintiffs in these actions seek unspecified damages for illnesses ranging from minor diarrhea to serious kidney and intestinal infection. Several deaths are alleged to have resulted from the incidents and, in those cases, the plaintiffs seek damages for wrongful death. The Company is insured against various losses, including those for bodily injury.

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

     The Company is vigorously contesting the lawsuits against it and has filed its own cross-complaint against Foodmaker and certain of its franchisees seeking damages in an amount substantially higher than the amount of damages claimed by Foodmaker.

     In addition to the cases discussed above, the Company, along with the other major supermarket chains in Southern California, has been named as a defendant in three nearly identical class action lawsuits filed in late November and early December 1992 in the Superior Court of the State of California for the County of Los Angeles. In these cases the plaintiffs alleged claims for antitrust violations, restraint of trade and false advertising in connection with the pricing of fluid milk in Los Angeles County, seeking unspecified damages and injunctive relief. While admitting no liability, the Company has entered into a proposed settlement agreement with respect to these cases, subject to the approval of the court.

     The Company believes that the above-described lawsuits are unlikely to result in liability which would be material to the consolidated financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders of the Company for a vote during the quarter ended January 1, 1995.

                             PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Vons common stock is listed on the New York Stock Exchange ("NYSE") (Symbol-VON). The shares have been listed on the NYSE since March 20, 1986. As of February 28, 1995, there were approximately 7,156 shareholders of record. The table below sets forth the high and low sales prices for Vons common stock as reported on the NYSE Composite Tape during the fiscal periods specified:


                        52 Weeks Ended         52 Weeks Ended
                          January 1,              January 2,
                             1995                    1994
                       -----------------      -----------------
                         High      Low          High      Low
                         ----      ---          ----      ---
First quarter.....     $18 5/8   $16 1/8      $26 3/8   $22 1/2
Second quarter....      18 3/8    16           24 1/2    21
Third quarter.....      18 5/8    15 1/8       23 3/8    16 1/4
Fourth quarter....      21 1/2    17 3/4       18 7/8    15 3/8


     The Company paid no dividends on its common stock in fiscal years 1994, 1993, and 1992. Management of the Company does not expect to pay cash dividends in the foreseeable future. Certain Company debt agreements restrict the Company from paying cash dividends or making other distributions on stock under certain circumstances. Under its most restrictive debt agreement, the Company had $74.0 million available for dividends and distributions at January 1, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 6 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended January 1, 1995 incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

     See "Five-Year Selected Financial Data" contained in the
Company's Annual Report to Shareholders for the fiscal year ended
January 1, 1995 incorporated herein by reference.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained in the Company's
Annual Report to Shareholders for the fiscal year ended
January 1, 1995 incorporated herein by reference.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                             PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1995, where it appears under the caption "Election of Directors." The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1995, where it appears under the caption "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1995, where it appears under the caption "Principal and Management
Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 1995, where it appears under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                          PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a)  Exhibits and Financial Statements and Schedules

          (1)   Financial Statements

                  The following items contained in the Company's
                  Annual Report to Shareholders for the fiscal year ended January 1, 1995 are incorporated by reference into Part II of this report.

                                                    Pages in
                                                     Annual
                                                    Report to
                                                   Shareholders
                                                   ------------

                  Financial Statements:

                    Consolidated Statements of
                      Operations for the fiscal
                      years ended January 1, 1995,
                      January 2, 1994 and
                      January 3, 1993..............      22

                    Consolidated Balance Sheets as
                      of January 1, 1995 and
                      January 2, 1994..............      23

                    Consolidated Statements of Cash
                      Flows for the fiscal years
                      ended January 1, 1995,
                      January 2, 1994 and
                      January 3, 1993..............      24

                    Consolidated Statements of
                    Shareholders' Equity for the
                      fiscal years ended January 1,
                      1995, January 2, 1994 and
                      January 3, 1993............        25

                    Notes to the Consolidated
                      Financial Statements.........      26 - 37

                  Independent Auditors' Report.....      38

          (2)   Schedules

                  Schedules are omitted because of the absence of the conditions under which they are required.

          (3)   Exhibits

                  See index to exhibits immediately following
                  Signatures.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended January 1, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       THE VONS COMPANIES, INC.

                               /S/ LAWRENCE A. DEL SANTO
                       By:     --------------------------------
                                   Lawrence A. Del Santo
                                   Vice Chairman of the Board and
                                   Chief Executive Officer

                       Date:   March 29, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                       Title              Date
      ---------                       -----              ----

                                  Chairman of     March   , 1995
---------------------------------  the Board
    Roger E. Stangeland

/S/ LAWRENCE A. DEL SANTO         Vice Chairman   March 29, 1995
---------------------------------  of the Board
    Lawrence A. Del Santo          and Chief
                                   Executive
                                   Officer

/S/ PAMELA K. KNOUS               Senior Vice     March 29, 1995
---------------------------------  President and
    Pamela K. Knous                Chief Financial
                                   Officer (Chief
                                   Accounting
                                   Officer)

/S/ STEVEN A. BURD                Member-Board    March 29, 1995
---------------------------------  of Directors
    Steven A. Burd

/S/ WILLIAM S. DAVILA             Member-Board    March 29, 1995
---------------------------------  of Directors
    William S. Davila

                                  Member-Board    March   , 1995
---------------------------------  of Directors
    Fritz L. Duda

/S/ JAMES H. GREENE, JR.          Member-Board    March 29, 1995
---------------------------------  of Directors
    James H. Greene, Jr.

/S/ JOHN M. LILLIE                Member-Board    March 29, 1995
---------------------------------  of Directors
    John M. Lillie

/S/ ROBERT I. MACDONNELL          Member-Board    March 29, 1995
---------------------------------  of Directors
    Robert I. MacDonnell

/S/ PETER A. MAGOWAN              Member-Board    March 29, 1995
---------------------------------  of Directors
    Peter A. Magowan

/S/ CHARLES E. RICKERSHAUSER, JR. Member-Board    March 29, 1995
---------------------------------  of Directors
    Charles E. Rickershauser, Jr.

                                  Member-Board    March   , 1995
---------------------------------  of Directors
    William Y. Tauscher

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

The following exhibits are filed as a separate section of this report:

Exhibit
  No.         Description of Exhibit            Sequentially Numbered Page
-------       ----------------------            --------------------------
10.1.5    Amendment to Loan Agreement
          dated October 18, 1991 by and
          among the Registrant, the banks
          named therein, and Bank of
          America, as Agent dated
          December 5, 1994.

13        Portions of the Annual Report
          to Shareholders for the
          fiscal year ended January 1,
          1995.

24        Independent Auditors' Consent.

27        Financial Data Schedule.


                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

The following exhibits are incorporated herein by reference:

Exhibit
  No.         Description of Exhibit         Incorporated By Reference From
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

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
-------      ----------------------          ------------------------------
10.1      Loan Agreement by and among the    Exhibit 10.1 to Registrant's
          Registrant, the banks named        Annual Report on Form 10-K for
          therein, and Security Pacific      fiscal year ended December 29,
          National Bank, as Agent, dated     1991.
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
          America, as Agent, dated
          December 16, 1992.

10.1.3    Amendment to Loan Agreement        Exhibit 10.1.3 to Registrant's
          dated October 18, 1991, by         Annual Report on Form 10-K
          and among the Registrant, the      for fiscal year ended
          banks named therein, and Bank      January 2, 1994.
          of America, as Agent, dated
          March 11, 1993.

10.1.4    Amendment to Loan Agreement        Exhibit 10.1.4 to Registrant's
          dated October 18, 1991 by and      Annual Report on Form 10-K
          among the Registrant, the banks    for fiscal year ended
          named therein, and Bank of         January 2, 1994.
          America, as Agent, dated
          December 7, 1993.

10.2      Term Loan Agreement by and         Exhibit 10.2 to Registrant's
          among the Registrant, the          Annual Report on Form 10-K
          banks named therein, and           for fiscal year ended
          Bank of America, as Agent,         January 2, 1994.
          dated December 13, 1993.

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
-------      ----------------------          ------------------------------
10.3      Metropolitan Life Insurance        Exhibit 10.13 to Registrant's
          Company loan to the Registrant     Annual Report on Form 10-K for
          represented by Deed of Trust       fiscal year ended January 3,
          and Security Agreement             1988.
          Assignment of Rents and
          Fixture Filing dated July 22,
          1987 by and among the
          Registrant, as Trustor,
          Ticor Title Insurance
          Company, as Trustee and
          Metropolitan Life Insurance
          Company, as Beneficiary.

10.4      Standstill Agreement dated         Exhibit 10.20 to Registrant's
          December 3, 1987 by and among      Annual Report on Form 10-K for
          the Registrant, Safeway            fiscal year ended January 3,
          Southern California, Inc.,         1988.
          Safeway Stores, Incorporated,
          Kohlberg Kravis Roberts &
          Co., Safeway U.S. Holdings,
          Inc., and KKR Associates.

10.4.1    Amendment to Standstill            Exhibit 28.7 to Registrant's
          Agreement dated December 3,        Quarterly Report on Form 10-Q
          1987 by and among the              for quarter ended June 18,
          Registrant, Safeway Stores,        1989.
          Incorporated and other parties
          thereto, dated April 5, 1989.

10.4.2    Amendment to Standstill            Exhibit 10.13.2 to Registrant's
          Agreement dated December 3,        Annual Report on Form 10-K for
          1987 by and among the              fiscal year ended December 30,
          Registrant, Safeway Inc.,          1990.
          and other parties thereto,
          dated December 21, 1990.

10.5      Asset Purchase Agreement dated     Exhibit 2.2 to Registration
          March 20, 1987 between Allied      Statement No. 33-12886 on Form
          Supermarkets, Inc., and            S-4.
          Meadowdale Foods, Inc., as
          amended (without exhibits).

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
-------      ----------------------          ------------------------------
10.6      Amended and Restated               Exhibit B to Registrant's Proxy
          Acquisition Agreement and Plan     Statement for Annual Meeting of
          of Merger and Reorganization       Shareholders on November 10,
          dated December 3, 1987 by and      1988.
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

10.7      Registration Rights Agreement      Exhibit 28.8 to Registrant's
          with Roger Stangeland dated        Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

10.8      Registration Rights Agreement      Exhibit 28.9 to Registrant's
          with Fritz Duda dated              Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

10.9      Registration Rights Agreement      Exhibit 28.10 to Registrant's
          with William Tauscher dated        Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

10.10     Amendment 1994-1 to The Vons       Exhibit 10.12 to Registrant's
          Companies, Inc. Pension Plan,      Annual Report on Form 10-K
          dated March 23, 1994.              for fiscal year ended
                                             January 2, 1994.

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
-------      ----------------------          ------------------------------
          Management Contracts or
          Compensatory Plans or Arrangements:

10.11       Management Stock Option Plan     Exhibit 10.3 to Registrant's
            of the Registrant dated          Annual Report on Form 10-K for
            July 22, 1987.                   fiscal year ended January 3,
                                             1988.

10.12       1987 Deferred Income Plan        Exhibit 10.17 to Registrant's
            adopted April 1, 1987 on         Annual Report on Form 10-K for
            behalf of Registrant,            fiscal year ended January 3,
            including forms of               1988.
            Participation Agreements for
            Base Salary and Bonus Award.

10.13       1990 Stock Option and            Appendix A to Registrant's
            Restricted Stock Plan dated      Proxy Statement for Annual
            January 24, 1990.                Meeting of Shareholders on
                                             May 17, 1990.

10.13.1     Amendment dated February 17,     Exhibit 10.13.1 to Registrant's
            1993 to 1990 Stock Option        Quarterly Report on Form 10-Q
            and Restricted, Stock Plan       for the quarter ended March 28,
            dated January 24, 1990.          1993.

10.14       Directors' Stock Option Plan     Appendix A to Registrant's
            dated September 17, 1991.        Proxy Statement for Annual
                                             Meeting of Shareholders on
                                             May 13, 1992.

10.15       Severance Agreement between      The Registrant's Proxy
            the Registrant and Senior        Statement for Annual Meeting of
            Management and Key Employees     Shareholders on May 13, 1992,
            dated February 19, 1992.         where it appears under the
                                             caption "Compensation through
                                             Plans - Severance Agreements."

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
-------      ----------------------          ------------------------------
10.16       Letter dated April 25, 1991      Exhibit 10.25 to Registrant's
            confirming employment            Annual Report on Form 10-K for
            arrangements between the         fiscal year ended December 29,
            Registrant and Neill Crowley,    1991.
            as amended by a Letter
            Agreement dated March 17,
            1992 between the Registrant
            and Mr. Crowley.

10.17       1992 Supplemental Executive      Exhibit 10.19 to Registrant's
            Retirement Plan by and among     Annual Report on Form 10-K for
            the Registrant and certain       fiscal year ended January 3,
            officers effective April 30,     1993.
            1992.

10.18       The Vons Companies, Inc.         Exhibit 10.20 to Registrant's
            Officer Short-Term Incentive     Annual Report on Form 10-K for
            Compensation Plan by and         fiscal year ended January 3,
            among the Registrant and         1993.
            certain officers.

10.19       The Vons Companies, Inc.         Exhibit 10.27 to Registrant's
            401(k) Wrap-Around Plan          Annual Report on Form-K
            effective October 18, 1993.      for fiscal year ended
                                             January 2, 1994.

10.20       Employment Agreement between     Exhibit 10.28 to Registrant's
            the Registrant and Lawrence A.   Quarterly Report on Form-Q
            Del Santo dated April 26, 1994.  for Quarter ended June 19, 1994.

10.21       Employment Agreement between     Exhibit 10.29 to Registrant's
            the Registrant and Richard E.    Quarterly Report on Form-10-Q
            Goodspeed dated April 26, 1994.  for quarter ended June 19, 1994.

10.22       Letter Agreement confirming      Exhibit 10.30 to Registrant's
            employment and separation        Quarterly Report on Form 10-Q
            agreements between the           for quarter ended October 9,
            Registrant and Peter M. Horn,    1994.
            III dated July 21, 1994.

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

Exhibit
  No.        Description of Exhibit          Incorporated By Reference From
-------      ----------------------          ------------------------------
10.23       Retirement Agreement             Exhibit 10.31 to Registrant's
            confirming employment and        Quarterly Report on Form 10-Q
            retirement agreements            for quarter ended October 9,
            between the Registrant and       1994.
            Roger E. Stangeland, dated
            July 28, 1994.