Form 10-Q
period 1995-03-26
VONS COMPANIES INC
filed 1995-05-09
CIK 715633

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                      -----------------------

                             FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 26, 1995

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

Shares of common stock outstanding at May 3, 1995 - 43,404,230.

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

                                        (Unaudited)
                                                        Twelve Weeks Ended
                                         -----------------------------------------------
                                            March 26, 1995             March 27, 1994
                                         --------------------       --------------------
Sales.................................   $   1,142.5    100.0%      $   1,144.0    100.0%
                                         -----------   ------       -----------   ------
Costs and expenses:
  Cost of sales, buying and occupancy.         851.0     74.5             857.2     74.9
  Selling and administrative expenses.         245.9     21.5             250.6     21.9
  Amortization of excess cost over
    net assets acquired...............           3.4       .3               3.5       .3
                                         -----------   ------       -----------   ------
                                             1,100.3     96.3           1,111.3     97.1
                                         -----------   ------       -----------   ------
Operating income......................          42.2      3.7              32.7      2.9
Interest expense, net.................          16.1      1.4              15.7      1.4
                                         -----------   ------       -----------   ------
Income before income tax provision....          26.1      2.3              17.0      1.5
Income tax provision..................          12.1      1.1               8.0       .7
                                         -----------   ------       -----------   ------
Net income............................          14.0      1.2               9.0       .8
                                                       ------                     ------
                                                       ------                     ------
Retained earnings - beginning of
  period..............................         207.8                      181.2
                                         -----------                -----------
Retained earnings - end of period.....   $     221.8                $     190.2
                                         -----------                -----------
                                         -----------                -----------
Income per common share:
  Net income..........................   $       .32                $       .21
                                         -----------                -----------
                                         -----------                -----------

Weighted average common shares and
  common share equivalents............    43,753,000                 43,475,000
                                         -----------                -----------
                                         -----------                -----------

See accompanying notes to these condensed consolidated financial statements.

                         THE VONS COMPANIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                             All amounts in millions of dollars

                                        (Unaudited)

                                          ASSETS
                                                         March 26,            January 1,
                                                           1995                  1995
                                                         ---------            ----------
Current assets:
  Cash......................................             $     6.5            $      9.0
  Accounts receivable.......................                  36.0                  45.4
  Inventories...............................                 339.7                 359.3
  Other.....................................                  58.7                  54.1
                                                         ---------            ----------
    Total current assets....................                 440.9                 467.8
Property and equipment, net.................               1,194.6               1,203.0
Excess of cost over net assets acquired.....                 494.4                 497.8
Other.......................................                  56.1                  53.4
                                                         ---------            ----------
TOTAL ASSETS................................             $ 2,186.0            $  2,222.0
                                                         ---------            ----------
                                                         ---------            ----------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease
    obligations and long-term debt..........             $     8.6            $      8.7
  Accounts payable..........................                 277.7                 308.4
  Accrued liabilities.......................                 260.1                 246.8
                                                         ---------            ----------
    Total current liabilities...............                 546.4                 563.9
Accrued self-insurance......................                 113.0                 110.9
Deferred income taxes.......................                 125.1                 121.9
Other noncurrent liabilities................                  71.4                  69.1
Senior debt and capital lease obligations...                 444.5                 484.2
Subordinated debt, net......................                 319.0                 319.6
                                                         ---------            ----------
  Total liabilities.........................               1,619.4               1,669.6
                                                         ---------            ----------
Shareholders' equity:
  Common stock..............................                   4.3                   4.3
  Paid-in capital...........................                 340.6                 340.4
  Retained earnings.........................                 221.8                 207.8
  Notes receivable for stock................                   (.1)                  (.1)
                                                         ---------            ----------
    Total shareholders' equity..............                 566.6                 552.4
                                                         ---------            ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..             $ 2,186.0            $  2,222.0
                                                         ---------            ----------
                                                         ---------            ----------

See accompanying notes to these condensed consolidated financial statements.

                         THE VONS COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             All amounts in millions of dollars

                                         (Unaudited)
                                                                   Twelve Weeks Ended
                                                                 -----------------------
                                                                 March 26,     March 27,
                                                                   1995          1994
                                                                 ---------     ---------
Cash flows from operating activities:
  Net income..................................................   $    14.0     $     9.0
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization of property and capital
        leases................................................        23.1          23.3
      Amortization of excess cost over net assets acquired
        and other assets......................................         3.6           3.7
      Amortization of debt discount and deferred financing
        costs.................................................         1.5           1.4
      LIFO charge.............................................          .8           1.3
      Deferred income taxes...................................         6.7            .2
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable..........         9.4         (18.8)
          (Increase) decrease in inventories at FIFO costs....        18.8          12.6
          (Increase) decrease in other current assets.........        (8.1)         (4.2)
          (Increase) decrease in noncurrent assets............        (1.7)         (4.9)
          Increase (decrease) in accounts payable.............       (16.3)        (48.1)
          Increase (decrease) in accrued liabilities..........        13.3          25.3
          Increase (decrease) in noncurrent liabilities.......         4.4          (1.2)
                                                                 ---------     ---------
Net cash provided (used) by operating activities..............        69.5           (.4)
                                                                 ---------     ---------
Cash flows from investing activities:
  Addition of property and equipment..........................       (16.7)        (31.5)
  Disposal of property and equipment..........................         2.0           1.1
                                                                 ---------     ---------
Net cash used by investing activities.........................       (14.7)        (30.4)
                                                                 ---------     ---------
Cash flows from financing activities:
  Net borrowings (payments) on revolving debt.................       (37.9)         24.0
  Increase (decrease) in net outstanding drafts...............       (14.4)          6.1
  Repurchases of senior subordinated debentures...............        (1.4)           -
  Payments on other debt, capital lease obligations and other.        (3.6)         (1.7)
                                                                 ---------     ---------
Net cash provided (used) by financing activities..............       (57.3)         28.4
                                                                 ---------     ---------
Net cash decrease.............................................        (2.5)         (2.4)
Cash at beginning of period...................................         9.0           8.5
                                                                 ---------     ---------
Cash at end of period.........................................   $     6.5     $     6.1
                                                                 ---------     ---------
                                                                 ---------     ---------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest................................................   $     8.2     $     7.7
                                                                 ---------     ---------
                                                                 ---------     ---------
      Income taxes............................................   $      .7     $     3.6
                                                                 ---------     ---------
                                                                 ---------     ---------
Supplemental disclosures of non-cash investing and
  financing activity:
    Capital leases............................................   $      -      $      .3
                                                                 ---------     ---------
                                                                 ---------     ---------

See accompanying notes to these condensed consolidated financial statements.


             THE VONS COMPANIES,INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at March 26, 1995 and January 1, 1995 and the consolidated results of operations and cash flows for the twelve weeks ended March 26, 1995 and March 27, 1994 have been made. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the twelve weeks ended
March 26, 1995 should not be considered as indicative of the results to be expected for a full year.

     At March 26, 1995, the Company operated 325 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons and Pavilions. During the first quarter of 1995, the Company executed its decision to exit the warehouse store format by closing all eight EXPO stores. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Results of Operations

Twelve Weeks Ended March 26, 1995 Compared with the Twelve Weeks
Ended March 27, 1994

     For the majority of 1994, the focus of the Company's marketing efforts was communicating the lowering of shelf prices on more than 12,000 items. In 1995, the marketing focus is being placed on Vons entire customer offering, which combines high quality products and customer service with competitive prices. This "Vons Is Value" campaign was introduced in January 1995.

     Substantially all of the cost containment and strategic restructuring initiatives have been executed which included the closing of 26 stores and the elimination of 700 administrative and support positions. With the closure of the San Diego distribution facility in the third quarter of 1995, the cost containment and strategic restructuring program will be complete.

     The Company's marketing focus and its commitment to a low cost structure are long-term strategies, which are initially intended to benefit sales by funding lower prices, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth.

     Sales. First quarter 1995 sales were $1,142.5 million, which compares with first quarter 1994 sales of $1,144.0 million, despite 21 fewer stores. Same store sales increased 1.6% over first quarter 1994 sales. This represents the sixth consecutive quarter of an improving same store sales trend. Sales were impacted by reduced prices, the "Vons Is Value" marketing campaign, competitive new store and remodel activity, and the slowly improving economic environment in Southern California. Since March 27, 1994, the Company has opened five stores, closed 26 stores and completed 23 store remodel projects.

     Costs and Expenses. Costs and expenses were $1,100.3 million, a decrease of $11.0 million, or 1.0%, from first quarter
1994.

     Cost of sales, buying and occupancy expenses as a percentage of sales decreased by 0.4 percentage points to 74.5% in first quarter 1995. This reflects decreased product cost achieved through better utilization of category management, more effective promotional offerings and increased private brand sales.

     Selling and administrative expenses as a percentage of sales decreased by 0.4 percentage points to 21.5% in first quarter 1995. This decrease reflects the first quarter 1994 insurance deductible charge of $5.0 million related to the Northridge earthquake. Excluding this charge, selling and administrative expenses as a percentage of sales for first quarter 1995 were flat compared with first quarter 1994. Increased store labor expenses due to negotiated union wage rate increases were fully offset by improvements in sales per labor hour and a decrease in administrative expense. The decrease in administrative expense primarily reflects the benefits from the reduction in administrative and support positions as a result of the cost containment and strategic restructuring program. Advertising expense also decreased reflecting more efficient media purchases.

     Operating Income. First quarter 1995 operating income was $42.2 million, an increase of $9.5 million over first quarter 1994. Operating margin increased to 3.7% in first quarter 1995 versus 2.9% in first quarter 1994. Excluding the earthquake insurance deductible charge, operating margin for first quarter 1994 was 3.3%. The increase in first quarter 1995 operating margin as compared with first quarter 1994 operating margin excluding the earthquake insurance deductible charge primarily reflects the increase in gross margin. Operating income before depreciation and amortization of property, amortization of goodwill and other assets, LIFO charge and earthquake insurance deductible ("FIFO EBITDA") was $69.7 million, or 6.1% of sales, in first quarter 1995 compared with $66.0 million, or 5.8% of sales, in first quarter 1994.

     Interest Expense. First quarter 1995 net interest expense was $16.1 million, an increase of $.4 million, or 2.5%, over first quarter 1994. This increase was due to higher average interest cost on revolving debt partially offset by lower average debt borrowings.

     Income Tax Provision. First quarter 1995 income tax provision was $12.1 million, or a 46.3% effective tax rate.
First quarter 1994 income tax provision was $8.0 million, or a 47.1% effective tax rate. The decrease in the first quarter 1995 effective tax rate reflects the increase in income before income tax provision.

     Income. First quarter 1995 net income was $14.0 million, or $.32 per share, compared with $9.0 million, or $.21 per share, in first quarter 1994. Net income for first quarter 1994 includes a $5.0 million, or $.07 per share, insurance deductible charge related to the Northridge earthquake.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving debt. On February 17, 1995, the Company replaced its $475 million Revolving Credit Facility and related $150 million Term Loan Facility with a $625 million Revolving Loan Agreement (the "Revolving Loan"). Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $69.5 million in first quarter 1995 compared with net cash used by operating activities of $.4 million in first quarter 1994. This increase was due primarily to an increase in net income and changes in assets and liabilities generally reflecting the timing of receipts and disbursements. The ratio of current assets to current liabilities was 0.81 to 1 at March 26, 1995 compared with
0.83 to 1 at January 1, 1995.

     Net cash used by investing activities was $14.7 million in first quarter 1995 compared with $30.4 million in first quarter 1994. The Company opened one store, closed ten stores and completed ten store remodel projects during the twelve weeks ended March 26, 1995. The Company anticipates that total 1995 capital expenditures will be approximately $175 million of which approximately $155 million will be cash capital expenditures. Capital expenditures in 1995 have been and will continue to be funded out of cash provided by operations, the Revolving Loan and/or through operating leases. The capital expenditure programhas substantial flexibility and is subject to revision based on various factors including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $57.3 million in first quarter 1995 compared with net cash provided by financing activities of $28.4 million in first quarter 1994. The level of borrowings under the Company's revolving debt is dependent primarily upon net cash provided by operating activities, long-term borrowing activity and capital requirements. In first quarter 1995, the Company repurchased $1.5 million of senior subordinated debt.

     At March 26, 1995, the Company's revolving debt borrowings totaled $261.9 million compared with the March 27, 1994 revolving debt borrowings of $241.7 million. This change reflects the replacement of the $150 million Term Loan Facility and borrowings relating to the capital expenditure program offset by increased income from operations and net payments on debt. At March 26, 1995, the Company had available unused credit of $289.2 million under its Revolving Loan. For the twelve weeks ended March 26, 1995, the weighted average interest cost on revolving debt was 7.7%; the corresponding bank prime rate at March 26, 1995 was 9.0%.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               10.1.6   Revolving Loan Agreement dated
                        February 17, 1995 by and among the
                        Registrant, the banks named therein, and Bank of America NT & SA and The Chase Manhattan Bank, N.A. as managing agents.

               27       Financial Data Schedule.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 26, 1995.

                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE VONS COMPANIES, INC.


Date:  May  3, 1995         /s/ LAWRENCE A. DEL SANTO
           --               -----------------------------------
                                Lawrence A. Del Santo
                                Chairman and Chief
                                Executive Officer



Date:  May  3, 1995         /s/ PAMELA K. KNOUS
           --               -----------------------------------
                                Pamela K. Knous
                                Senior Vice President
                                Chief Financial Officer