Form 10-Q/A
period 1995-06-22
VONS COMPANIES INC
filed 1995-06-23
CIK 715633

The purpose of this amendment is to attach Exhibit 27 Financial
Data Schedule which was previously filed as Exhibit 2.



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                      -----------------------

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

                            THE VONS COMPANIES, INC.


Date:  June 23, 1995        /s/ PAMELA K. KNOUS
            --              -----------------------------------
                                Pamela K. Knous
                                Executive Vice President
                                Chief Financial Officer