Form 10-Q
period 1995-06-18
VONS COMPANIES INC
filed 1995-07-26
CIK 715633

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                      ---------------------

                            FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 18, 1995

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

Registrant's telephone number, Including area code (818) 821-7000

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

Shares of common stock outstanding at July 24, 1995 - 43,501,031.

                         PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                    THE VONS COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND RETAINED EARNINGS

All amounts except share data in millions of dollars and as a percentage of sales

                                   (Unaudited)

                                 Twelve Weeks Ended                       Twenty-Four Weeks Ended
                      ---------------------------------------     ---------------------------------------
                        June 18, 1995        June 19, 1994          June 18, 1995        June 19, 1994
                      ------------------   ------------------     ------------------   ------------------
Sales..............   $   1,139.5  100.0%  $   1,160.2  100.0%    $   2,282.0  100.0%  $   2,304.2  100.0%
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Costs and expenses:
  Cost of sales,
    buying and
    occupancy......         849.9   74.5         892.7   76.9         1,700.9   74.6       1,749.9   75.9
  Selling and
    administrative
    expenses.......         243.3   21.4         238.7   20.6           489.2   21.4         489.3   21.3
  Amortization of
    excess cost
    over net assets
    acquired.......           3.5     .3           3.5     .3             6.9     .3           7.0     .3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
                          1,096.7   96.2       1,134.9   97.8         2,197.0   96.3       2,246.2   97.5
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Operating income...          42.8    3.8          25.3    2.2            85.0    3.7          58.0    2.5
Interest expense,
  net..............          15.7    1.4          16.8    1.5            31.8    1.4          32.5    1.4
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income before
  income tax
  provision........          27.1    2.4           8.5     .7            53.2    2.3          25.5    1.1
Income tax
  provision........          12.6    1.1           4.0     .3            24.7    1.1          12.0     .5
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Net income.........          14.5    1.3           4.5     .4            28.5    1.2          13.5     .6
                                   -----                -----                  -----                -----
                                   -----                -----                  -----                -----
Retained earnings -
  beginning of
  period...........         221.8                190.2                  207.8                181.2
                      -----------          -----------            -----------          -----------
Retained earnings -
  end of period....   $     236.3          $     194.7            $     236.3          $     194.7
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------
Income per common
  share:
  Net income.......   $       .33          $       .10            $       .65          $       .31
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Weighted average
  common shares and
  common share
  equivalents......    43,817,000           43,516,000             43,785,000           43,496,000
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

     See accompanying notes to these condensed consolidated financial statements.


       THE VONS COMPANIES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

           All amounts in millions of dollars

                       (Unaudited)


                                                              June 18,      January 1,
                                                                1995           1995
                                                             ----------     ----------
                    ASSETS

  Current assets:
    Cash......................................               $      5.8     $      9.0
    Accounts receivable.......................                     36.9           45.4
    Inventories...............................                    322.3          359.3
    Other.....................................                     48.0           54.1
                                                             ----------     ----------
      Total current assets....................                    413.0          467.8
  Property and equipment, net.................                  1,194.7        1,203.0
  Excess of cost over net assets acquired.....                    490.9          497.8
  Other.......................................                     57.5           53.4
                                                             ----------     ----------
  TOTAL ASSETS................................               $  2,156.1     $  2,222.0
                                                             ----------     ----------
                                                             ----------     ----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current maturities of capital lease
      obligations and long-term debt..........               $      8.8     $      8.7
    Accounts payable..........................                    272.9          308.4
    Accrued liabilities.......................                    237.8          246.8
                                                             ----------     ----------
      Total current liabilities...............                    519.5          563.9
  Accrued self-insurance .....................                    117.0          110.9
  Deferred income taxes.......................                    124.6          121.9
  Other noncurrent liabilities................                     68.8           69.1
  Senior debt and capital lease obligations...                    423.5          484.2
  Subordinated debt, net......................                    319.9          319.6
                                                             ----------     ----------
      Total liabilities.......................                  1,573.3        1,669.6
                                                             ----------     ----------
  Shareholders' equity:
    Common stock..............................                      4.3            4.3
    Paid-in capital...........................                    342.3          340.4
    Retained earnings.........................                    236.3          207.8
    Notes receivable for stock................                      (.1)           (.1)
                                                             ----------     ----------
      Total shareholders' equity..............                    582.8          552.4
                                                             ----------     ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..               $  2,156.1     $  2,222.0
                                                             ----------     ----------
                                                             ----------     ----------

     See accompanying notes to these condensed consolidated financial statements.


                           THE VONS COMPANIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                All amounts in millions of dollars

                                            (Unaudited)

                                          Twelve Weeks Ended      Twenty-Four Weeks Ended
                                        ----------------------    -----------------------
                                         June 18,     June 19,     June 18,      June 19,
                                           1995         1994         1995          1994
                                        ---------    ---------    ---------     ---------
Cash flows from operating activities:
  Net income.........................   $    14.5    $     4.5    $    28.5     $    13.5
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Depreciation and amortization
        of property and capital
        leases.......................        22.8         23.6         45.9          46.9
      Amortization of excess cost
        over net assets acquired and
        other assets.................         3.8          3.7          7.4           7.4
      Amortization of debt discount
        and deferred financing costs.         1.6          1.5          3.1           2.9
      LIFO charge (credit)...........          .8          (.5)         1.6            .8
      Deferred income taxes..........         6.4          2.3         13.1           2.5
      Change in assets and
        liabilities:
          (Increase) decrease in
            accounts receivable......         (.9)         8.2          8.5         (10.6)
          (Increase) decrease in
            inventories at FIFO costs        16.6         27.3         35.4          39.9
          (Increase) decrease in
            other current assets.....         3.8          8.4         (4.3)          4.2
          (Increase) decrease in
            noncurrent assets........        (2.3)       (10.8)        (4.0)        (15.7)
          Increase (decrease) in
            accounts payable.........        22.5        (10.2)         6.2         (58.3)
          Increase (decrease) in
            accrued liabilities......       (22.3)       (12.6)        (9.0)         12.7
          Increase (decrease) in
            noncurrent liabilities...         1.4          2.7          5.8           1.5
                                        ---------    ---------    ---------     ---------
Net cash provided by operating
  activities.........................        68.7         48.1        138.2          47.7
                                        ---------    ---------    ---------     ---------
Cash flows from investing activities:
  Addition of property and equipment.       (24.3)       (24.9)       (41.0)        (56.4)
  Disposal of property and equipment.         1.4          1.1          3.4           2.2
                                        ---------    ---------    ---------     ---------
Net cash used for investing
  activities.........................       (22.9)       (23.8)       (37.6)        (54.2)
                                        ---------    ---------    ---------     ---------
Cash flows from financing activities:
  Net borrowings (payments) on
    revolving debt...................       (19.0)       (13.5)       (56.9)         10.5
  Decrease in net outstanding drafts.       (27.3)        (8.8)       (41.7)         (2.7)
  Repurchases of senior
    subordinated debentures..........          -            -          (1.4)           -
  Payments on other debt and capital
    lease obligations and other......         (.2)        (2.0)        (3.8)         (3.7)
                                        ---------    ---------    ---------     ---------
Net cash provided (used) by financing
  activities.........................       (46.5)       (24.3)      (103.8)          4.1
                                        ---------    ---------    ---------     ---------
Net cash decrease....................         (.7)          -          (3.2)         (2.4)
Cash at beginning of period..........         6.5          6.1          9.0           8.5
                                        ---------    ---------    ---------     ---------

Cash at end of period................   $     5.8    $     6.1    $     5.8     $     6.1
                                        ---------    ---------    ---------     ---------
                                        ---------    ---------    ---------     ---------

Supplemental disclosures of cash
  flow information:

  Cash paid during the period for:

    Interest.........................   $    21.7    $    23.1     $    29.9    $    30.8
                                        ---------    ---------     ---------    ---------
                                        ---------    ---------     ---------    ---------
    Income taxes.....................   $    14.9    $    10.9     $    15.6    $    14.5
                                        ---------    ---------     ---------    ---------
                                        ---------    ---------     ---------    ---------

Supplemental disclosures of non-cash
  investing and financing activity:

    Capital leases...................   $      -     $      -      $      -     $      .3
                                        ---------    ---------     ---------    ---------
                                        ---------    ---------     ---------    ---------

     See accompanying notes to these condensed consolidated financial statements.

             THE VONS COMPANIES,INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at June 18, 1995 and January 1, 1995 and the consolidated results of operations and cash flows for the twelve and twenty-four weeks ended June 18, 1995 and June 19, 1994 have been made. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the twenty-four weeks ended June 18, 1995 should not be considered as indicative of the results to be expected for a full year.

     At June 18, 1995, the Company operated 326 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons and Pavilions. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise.

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

      The merger of two of the Company's major competitors, Food 4 Less and Ralphs, was completed on June 14, 1995. This merger will result in a change in the composition of the Company's competitors as certain trade names are eliminated and store format conversions occur. However, the Company does not believe that the merger or its effect on the already competitive marketplace will have a material impact on the Company's sales and earnings prospects.

Twelve Weeks Ended June 18, 1995 Compared with the Twelve Weeks
Ended June 19, 1994

     Sales. Second quarter 1995 sales were $1,139.5 million, a decrease of $20.7 million, or 1.8%, from second quarter 1994 sales reflecting the operation of 18 fewer stores. Same store sales increased 1.8% over second quarter 1994 sales. This represents the seventh consecutive quarter of an improving same store sales trend. Sales for second quarter 1995 were impacted by the "Vons Is Value" marketing campaign and the slowly improving economic environment in Southern California offset by competitive new store and remodel activity.
Since June 19, 1994, the Company has opened seven stores, closed 25 stores and completed 26 store remodel projects.

     Costs and Expenses. Costs and expenses were $1,096.7 million for second quarter 1995, a decrease of $38.2 million, or 3.4%, from second quarter 1994.

     Cost of sales, buying and occupancy expenses as a percentage of sales decreased by 2.4 percentage points to 74.5% in second quarter 1995. The impact of lower prices has been offset by decreased product costs achieved through better utilization of category management, more effective promotional offerings and increased private brand sales.

     Selling and administrative expenses as a percentage of sales increased by 0.8 percentage points to 21.4% in second quarter 1995.
This primarily reflects increased store labor expenses due to negotiated union wage rate increases effective October 1994 which were partially offset by improvements in sales per labor hour.

     Operating Income. Second quarter 1995 operating income was $42.8 million, an increase of $17.5 million over second quarter 1994. Operating margin increased to 3.8% in second quarter 1995 versus 2.2% in second quarter 1994. These increases primarily reflect improvements in gross margin partially offset by increased selling and administrative expenses. Operating income before depreciation and amortization of property, amortization of goodwill and other assets and LIFO charge, FIFO EBITDA, was $70.2 million, or 6.2% of sales, in second quarter 1995 compared with $52.1 million, or 4.5% of sales, in second quarter 1994.

     Interest Expense. Second quarter 1995 net interest expense was $15.7 million, a decrease from second quarter 1994 net interest expense of $16.8 million.

     Income Tax Provision. Second quarter 1995 income tax provision was $12.6 million, or a 46.5% effective tax rate. Second quarter 1994 income tax provision was $4.0 million, or a 47.1% effective tax rate. The decrease in the second quarter 1995 effective tax rate reflects the increase in income before income tax provision.

     Income. Second quarter 1995 net income was $14.5 million, or $.33 per share, compared with $4.5 million, or $.10 per share, in second quarter 1994.

Twenty-Four Weeks Ended June 18, 1995 Compared with the Twenty-Four Weeks June 19, 1994

     Sales. Sales for the twenty-four weeks ended June 18, 1995 were $2,282.0 million, a decrease of $22.2 million, or 1.0%, from the twenty-four weeks ended June 19, 1994 reflecting the operation of fewer stores. The 1995 year-to-date same store sales increased 1.7% over the 1994 year-to-date sales. Sales were impacted by the "Vons Is Value" marketing campaign and the slowly improving economic environment in Southern California offset by competitive new store and remodel activity.

     Costs and Expenses. Costs and expenses for the twenty-four weeks ended June 18, 1995 were $2,197.0 million, a decrease of $49.2 million, or 2.2%, from the comparable 1994 period.

     Cost of sales, buying and occupancy expenses as a percentage of sales were 74.6% for the twenty-four weeks ended June 18, 1995 a decrease of 1.3 percentage points compared with the twenty-four weeks ended June 19, 1994. The impact of lower prices has been offset by decreased product costs achieved through better utilization of category management, more effective promotional offerings and increased private brand sales.

     Selling and administrative expenses as a percentage of sales were 21.4% for the twenty-four weeks ended June 18, 1995, an increase of 0.1 percentage point over the comparable 1994 period which included a $5.0 million insurance deductible charge related to the Northridge earthquake. The increase in the year-to-date 1995 selling and administrative expenses over the comparable 1994 period primarily reflects increased store labor expenses due to negotiated union wage rate increases partially offset by improvements in sales per labor hour.

     Operating Income. Operating income for the twenty-four weeks ended June 18, 1995 was $85.0 million, an increase of $27.0 million over the comparable 1994 period. Operating margin increased to 3.7% in the twenty-four weeks ended June 18, 1995 versus 2.5% in the twenty-four weeks ended June 19, 1994. These increases primarily reflect the increase in gross margin. Operating income before depreciation and amortization of property, amortization of goodwill and other assets, LIFO charge and earthquake insurance deductible, FIFO EBITDA, was $139.9 million, or 6.1% of sales, for the twenty-four weeks ended June 18, 1995 compared with $118.1 million, or 5.1% of sales, for the twenty-four weeks ended June 19, 1994.

     Interest Expense. Net interest expense for the twenty-four weeks ended June 18, 1995 was $31.8 million, a decrease of $.7 million, from the twenty-four weeks ended June 19, 1994.

     Income Tax Provision. The income tax provision for the twenty-four weeks ended June 18, 1995 was $24.7 million, or a 46.4% effective tax rate. The income tax provision for the twenty-four weeks ended June 19, 1994 was $12.0 million, or a 47.1% effective tax rate. The decrease in the year-to-date 1995 effective tax rate reflects the increase in income before income tax provision.

     Income. Net income for the twenty-four weeks ended June 18, 1995 was $28.5 million, or $.65 per share, compared with $13.5 million, or $.31 per share, for the twenty-four weeks ended June 19, 1994. Net income for year-to-date 1994 includes a $5.0 million, or $.07 per share, insurance deductible charge related to the Northridge earthquake.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving debt. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $68.7 million in second quarter 1995 compared with $48.1 million in second quarter 1994 and $138.2 million for the twenty-four weeks ended June 18, 1995 compared with $47.7 million for the twenty-four weeks ended June 19, 1994. These increases were due primarily to an increase in net income and changes in assets and liabilities generally reflecting the timing of receipts and disbursements. The ratio of current assets to current liabilities was
0.79 to 1 at June 18, 1995 compared with 0.83 to 1 at January 1, 1995.

     Net cash used for investing activities was $22.9 million in second quarter 1995 compared with $23.8 million in second quarter 1994 and $37.6 million for the twenty-four weeks ended June 18, 1995 compared with $54.2 million for the twenty-four weeks ended June 19, 1994. The Company opened four stores, closed 12 stores and completed 17 store remodel projects during the twenty-four weeks ended June 18, 1995.
The Company anticipates that total 1995 capital expenditures will be approximately $175 million of which approximately $155 million will be cash capital expenditures. Capital expenditures in 1995 have been and will continue to be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $46.5 million in second quarter 1995 compared with $24.3 million in second quarter 1994. Net cash used by financing activities was $103.8 million for the twenty-four weeks ended June 18, 1995 compared with net cash provided by financing activities of $4.1 million for the twenty-four weeks ended June 19, 1994. The level of borrowings under the Company's revolving debt is dependent primarily upon net cash provided by operating activities, long-term borrowing activity and capital expenditure requirements.

     At June 18, 1995, the Company's revolving debt borrowings totaled $242.8 million compared with the June 19, 1994 revolving debt borrowings of $228.3 million. This change reflects the replacement of the $150 million Term Loan Facility with revolving debt borrowings and borrowings relating to the capital expenditure program offset by increased income from operations and net payments on debt. At June 18, 1995, the Company had available unused credit of $381.6 million under its Revolving Loan, an increase of $130.4 million since January 1, 1995. This increase is due to decreased total borrowings as well as the issuance, outside of the Revolving Loan, of a $70.4 million letter of credit which previously had been issued under the Revolving Loan. For the twenty-four weeks ended June 18, 1995, the weighted average interest cost on revolving debt was 7.5%; the corresponding bank prime rate at June 18, 1995 was 9.0%.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               On May 3, 1995, the Company held its Annual Meeting of Shareholders in Arcadia, California. At that meeting, the shareholders elected all four directors nominated by the Board of Directors. The number of votes cast for, against or withheld for each elected director were as follows:


                                                  Number of Votes Cast
                                           ---------------------------------
                                               For       Against   Withheld
                                           ----------   --------   ---------
          Lawrence A. Del Santo            40,711,391         -      323,731
          Robert I. MacDonnell             40,575,320         -      459,802
          Peter A. Magowan                 40,668,645         -      366,477
          William Y. Tauscher              40,698,634         -      336,488


               The other directors whose term of office as a director continued after the meeting are as follows:

          Steven A. Burd
          William S. Davila
          Fritz L. Duda
          James H. Greene, Jr.
          John M. Lillie
          Charles E. Rickershauser, Jr.
          Roger E. Stangeland

               There was no other business brought to the meeting.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27     Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 18, 1995.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE VONS COMPANIES, INC.


Date:  July 25, 1995             /s/ LAWRENCE A. DEL SANTO
                                 ----------------------------------
                                     Lawrence A. Del Santo
                                     Chairman and
                                     Chief Executive Officer




Date:  July 25, 1995             /s/ PAMELA K. KNOUS
                                 ----------------------------------
                                     Pamela K. Knous
                                     Executive Vice President and
                                     Chief Financial Officer