Form 10-Q
period 1995-10-08
VONS COMPANIES INC
filed 1995-11-21
CIK 715633

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                         -----------------------
                                FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 8, 1995

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
Yes   X    No
     ---       ---
Shares of common stock outstanding at November 15, 1995 - 43,511,651


                            PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                    THE VONS COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND RETAINED EARNINGS

All amounts except share data in millions of dollars and as a percentage of sales

                                   (Unaudited)

                                Sixteen Weeks Ended                        Forty Weeks Ended
                      ---------------------------------------     ---------------------------------------
                       October 8, 1995      October 9, 1994        October 8, 1995      October 9, 1994
                      ------------------   ------------------     ------------------   ------------------
Sales..............   $   1,565.3  100.0%  $   1,516.2  100.0%    $   3,847.3  100.0%  $   3,820.4  100.0%
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Costs and expenses:
  Cost of sales,
    buying and
    occupancy......       1,174.6   75.0       1,142.9   75.4         2,875.5   74.8       2,892.8   75.7
  Selling and
    administrative
    expenses.......         331.6   21.2         317.6   20.9           820.8   21.3         806.9   21.1
  Amortization of
    excess cost
    over net assets
    acquired.......           4.7     .3           4.6     .3            11.6     .3          11.6     .3
  Restructuring
    charge.........            -      -           19.0    1.3              -      -           19.0     .5
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
                          1,510.9   96.5       1,484.1   97.9         3,707.9   96.4       3,730.3   97.6
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Operating income...          54.4    3.5          32.1    2.1           139.4    3.6          90.1    2.4
Interest expense,
  net..............          20.1    1.3          21.7    1.4            51.9    1.3          54.2    1.4
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income before
  income tax
  provision........          34.3    2.2          10.4     .7            87.5    2.3          35.9    1.0
Income tax
  provision........          15.8    1.0           6.4     .4            40.5    1.1          18.4     .5
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Net income.........          18.5    1.2           4.0     .3            47.0    1.2          17.5     .5
                                   -----                -----                  -----                -----
                                   -----                -----                  -----                -----
Retained earnings -
  beginning of
  period...........         236.3                194.7                  207.8                181.2
                      -----------          -----------            -----------          -----------
Retained earnings -
  end of period....   $     254.8          $     198.7            $     254.8          $     198.7
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Income per common
  and common
  equivalent share:
    Net income.....   $       .42          $       .09            $      1.07          $       .40
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Weighted average
  common shares and
  common share
  equivalents......    43,971,000           43,533,000             43,847,000           43,508,000
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

     See accompanying notes to these condensed consolidated financial statements.


       THE VONS COMPANIES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

           All amounts in millions of dollars

                       (Unaudited)

                                                          October 8,      January 1,
                                                             1995            1995
                                                          -----------     ----------
                    ASSETS

Current assets:
  Cash......................................              $       6.3     $      9.0
  Accounts receivable.......................                     31.0           45.4
  Inventories...............................                    345.2          359.3
  Other.....................................                     53.8           54.1
                                                          -----------     ----------
    Total current assets....................                    436.3          467.8
Property and equipment, net.................                  1,189.3        1,203.0
Excess of cost over net assets acquired.....                    486.2          497.8
Other.......................................                     59.1           53.4
                                                          -----------     ----------
TOTAL ASSETS................................              $   2,170.9     $  2,222.0
                                                          -----------     ----------
                                                          -----------     ----------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and
    capital lease obligations...............              $      23.5     $      8.7
  Accounts payable..........................                    278.6          308.4
  Accrued liabilities.......................                    271.5          246.8
                                                          -----------     ----------
    Total current liabilities...............                    573.6          563.9
Accrued self-insurance......................                    123.9          110.9
Deferred income taxes.......................                    116.7          121.9
Other noncurrent liabilities................                     65.9           69.1
Senior debt and capital lease obligations...                    384.3          484.2
Subordinated debt, net......................                    305.0          319.6
                                                          -----------     ----------
    Total liabilities.......................                  1,569.4        1,669.6
                                                          -----------     ----------
Shareholders' equity:
  Common stock..............................                      4.3            4.3
  Paid-in capital...........................                    342.5          340.4
  Retained earnings.........................                    254.8          207.8
  Notes receivable for stock................                      (.1)           (.1)
                                                          -----------     ----------
    Total shareholders' equity..............                    601.5          552.4
                                                          -----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..              $   2,170.9     $  2,222.0
                                                          -----------     ----------
                                                          -----------     ----------

     See accompanying notes to these condensed consolidated financial statements.


                 THE VONS COMPANIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     All amounts in millions of dollars

                                 (Unaudited)

                                                         Sixteen Weeks Ended         Forty Weeks Ended
                                                      -------------------------   -------------------------
                                                      October 8,    October 9,    October 8,    October 9,
                                                         1995          1994          1995          1994
                                                      -----------   -----------   -----------   -----------
Cash flows from operating activities:
  Net income......................................... $      18.5   $       4.0   $      47.0   $      17.5
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Restructuring charge...........................          -           19.0            -           19.0
      Depreciation and amortization of property
        and capital leases...........................        31.1          31.7          77.0          78.6
      Amortization of excess cost over net assets
        acquired and other assets....................         4.9           4.9          12.3          12.3
      Amortization of debt discount and deferred
        financing costs..............................         2.1           1.9           5.2           4.8
      LIFO charge....................................         3.1            .9           4.7           1.7
      Deferred income taxes..........................        (6.0)         (2.1)          7.1            .4
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable.         5.9           2.0          14.4          (8.6)
          (Increase) decrease in inventories at FIFO
            costs....................................       (26.0)          (.2)          9.4          39.7
          (Increase) decrease in other current assets        (7.7)         (2.3)        (12.0)          1.9
          (Increase) decrease in noncurrent assets...        (2.7)          4.2          (6.7)        (11.5)
          Increase (decrease) in accounts payable....        (3.1)         18.3           3.1         (40.0)
          Increase (decrease) in accrued liabilities.        33.7          14.0          24.7          26.7
          Increase (decrease) in noncurrent
            liabilities..............................         5.7          (9.1)         11.5          (7.6)
                                                      -----------   -----------   -----------   -----------

Net cash provided by operating activities............        59.5          87.2         197.7         134.9
                                                      -----------   -----------   -----------   -----------

Cash flows from investing activities:
  Addition of property, plant and equipment..........       (32.9)        (36.4)        (73.9)        (92.8)
  Disposal of property, plant and equipment..........         5.5           3.8           8.9           6.0
                                                      -----------   -----------   -----------   -----------

Net cash used for investing activities...............       (27.4)        (32.6)        (65.0)        (86.8)
                                                      -----------   -----------   -----------   -----------

Cash flows from financing activities:
  Net payments on revolving debt.....................       (37.1)        (54.8)        (94.0)        (44.3)
  Increase (decrease) in net outstanding drafts......         8.8           1.8         (32.9)          (.9)
  Repurchase of senior subordinated debentures.......         (.9)           -           (2.3)           -
  Payments on other debt, capital lease obligations
    and other........................................        (2.4)         (1.5)         (6.2)         (5.2)
                                                      -----------   -----------   -----------   -----------

Net cash used by financing activities................       (31.6)        (54.5)       (135.4)        (50.4)
                                                      -----------   -----------   -----------   -----------

Net cash increase (decrease).........................          .5            .1          (2.7)         (2.3)
Cash at beginning of period..........................         5.8           6.1           9.0           8.5
                                                      -----------   -----------   -----------   -----------


Cash at end of period................................ $       6.3   $       6.2   $       6.3   $       6.2
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest......................................... $      21.3   $      22.3   $      51.2   $      53.1
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

    Income taxes..................................... $      20.6   $      11.2   $      36.2   $      25.7
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

     See accompanying notes to these condensed consolidated financial statements.

               THE VONS COMPANIES, INC. AND SUBSIDIARIES
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at October 8, 1995 and January 1, 1995 and the consolidated results of operations and cash flows for the sixteen and forty weeks ended October 8, 1995 and October 9, 1994, respectively, have been made. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the forty weeks ended October 8, 1995, should not be considered as indicative of the results to be expected for the full year.

     At October 8, 1995, the Company operated 329 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons and Pavilions. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Results of Operations

     For the majority of 1994, the focus of the Company's marketing efforts was communicating the lowering of shelf prices on more than 12,000 items. In 1995, the marketing focus is being placed on Vons entire customer offering, which combines high quality products and customer service with competitive prices. This "Vons Is Value" marketing campaign was introduced in January 1995.

     With the closure of the San Diego distribution facility in the third quarter of 1995, substantially all of the cost containment and strategic restructuring initiatives have been executed. These initiatives included the closing of 26 stores and the elimination of 700 administrative and support positions.

     The Company's marketing focus and its commitment to a low cost structure are long-term strategies, which are initially intended to benefit sales by funding lower prices, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth.

     The merger of two of the Company's major competitors, Food 4 Less Supermarkets, Inc. and Ralphs Grocery Company, was completed on June 14, 1995. This merger has resulted in a change in the composition of the Company's competitors as certain trade names were eliminated and store format conversions occurred. The Company does not believe that the merger or its effect on the already competitive marketplace will have a material impact on the Company's sales and earnings prospects.

Sixteen Weeks Ended October 8, 1995 Compared with the Sixteen Weeks Ended October 9, 1994.

     Sales. Third quarter 1995 sales were $1,565.3 million, an increase of $49.1 million, or 3.2%, over third quarter 1994 sales despite operating seven fewer stores. Same store sales increased 5.3% over third quarter 1994 sales. This represents the eighth consecutive quarter of an improving same store sales trend. The increase in sales reflects the favorable consumer response to the "Vons Is Value" marketing campaign, slight overall inflation in most product categories and the slowly improving economic environment in Southern California offset by competitive new store, remodel and conversion activity. Since October 9, 1994, the Company has opened 13 new stores, closed 20 stores and completed 32 store remodel projects.

     Costs and Expenses. Costs and expenses were $1,510.9 million for third quarter 1995, an increase of $26.8 million, or 1.8%, over third quarter 1994.

     Cost of sales and buying and occupancy expenses as a percentage of sales decreased by 0.4 percentage points to 75.0% in third quarter 1995. This decrease was due primarily to increased private brand sales, which were approximately 17 percent of sales for third quarter 1995, and improved purchasing through the use of category management. The LIFO charge for the third quarter of 1995 was $3.1 million compared with $.9 million for third quarter 1994 reflecting the impact of inflation.

     Selling and administrative expenses as a percentage of sales increased by 0.3 percentage points to 21.2% in third quarter 1995. This increase primarily reflects increased advertising expense and higher service levels in the stores as well as negotiated union wage rate increases effective October 1994 which were largely offset by a more efficient mix of store labor.

     In the third quarter 1994, the Company recorded a $19.0 million, or $.26 per share, restructuring charge. This charge primarily reflected anticipated expenses associated with a program to accelerate the closing of underperforming facilities and to eliminate certain administrative and support positions.

     Operating Income. Third quarter 1995 operating income was $54.4 million, or 3.5% of sales compared with operating income of $32.1 million, or 2.1% of sales, in third quarter 1994. Excluding the $19.0 million restructuring charge, third quarter 1994 results were $51.1 million, or 3.4% of sales. Operating income before depreciation and amortization of property, amortization of goodwill and other assets, LIFO charge and restructuring charge ("FIFO EBITDA") was $93.5 million, or 6.0% of sales, in third quarter 1995 compared with $88.6 million, or 5.8% of sales, in third quarter 1994.

     Interest Expense. Third quarter 1995 net interest expense was $20.1 million, a decrease of $1.6 million from third quarter 1994. This decrease was due primarily to lower average revolving debt borrowings partially offset by higher weighted average interest cost on revolving debt.

     Income Tax Provision. Third quarter 1995 income tax provision was $15.8 million, or a 46.1% effective tax rate. Third quarter 1994 income tax provision was $6.4 million, or a 61.5% effective tax rate, primarily reflecting the impact of the 1994 restructuring charge. Excluding the 1994 restructuring charge, the effective tax rate was 48% for third quarter 1994. The decrease in the third quarter 1995 effective tax rate is due to the increase in income before income tax provision.

     Income. Third quarter 1995 net income was $18.5 million, or $.42 per share, compared with net income of $4.0 million, or $.09 per share, in third quarter 1994. In addition to improved operating results, this increase reflects the impact of the third quarter 1994 restructuring charge of $19.0 million, or $.26 per share.

Forty Weeks Ended October 8, 1995 Compared with the Forty Weeks Ended October 9, 1994.

     Sales. Sales for the forty weeks ended October 8, 1995 were $3,847.3 million, an increase of $26.9 million, or 0.7%, over the forty weeks ended October 9, 1994. The 1995 year-to-date same store sales increased 3.1% over the 1994 year-to-date sales. The increase in sales reflects the favorable consumer response to the "Vons Is Value" marketing campaign, slight overall inflation in most product categories and the slowly improving economic environment in Southern California offset by competitive new store, remodel and conversion activity.

     Costs and Expenses. Costs and expenses for the forty weeks ended October 8, 1995 were $3,707.9 million, a decrease of $22.4 million, or 0.6%, from the comparable 1994 period.

     Cost of sales and buying and occupancy expenses as a percentage of sales were 74.8% for the forty weeks ended October 8, 1995, a decrease of
0.9 percentage points, compared with the forty weeks ended October 9, 1994. The impact of lower prices has been more than offset by decreased product costs achieved through better utilization of category management, more effective promotional offerings and increased private brand sales.

     Selling and administrative expenses as a percentage of sales were 21.3% in the 1995 period, an increase of 0.2 percentage points over the comparable 1994 period, which included a $5.0 million insurance deductible charge related to the Northridge earthquake. This increase reflects increased advertising expenses and higher service levels in the stores as well as negotiated union wage rate increases which were largely offset by improvements in sales per labor hour and a more efficient mix of store labor.

     Operating Income. Operating income for the forty weeks ended October 8, 1995 was $139.4 million, an increase of $49.3 million, or 54.7%, over the forty weeks ended October 9, 1994. Operating margin increased to 3.6% in the 1995 forty-week period versus 2.4% in the 1994 forty-week period. Excluding the 1994 restructuring charge, results were $109.1 million, or 2.9% of sales, for the forty weeks ended
October 9, 1994. These increases primarily reflect the increase in gross margin partially offset by increased selling and administrative expenses. FIFO EBITDA was $233.4 million, or 6.1% of sales, for the forty weeks ended October 8, 1995. FIFO EBITDA excluding the earthquake insurance deductible was $206.7 million, or 5.4% of sales, for the forty weeks ended October 9, 1994.

     Interest Expense. Net interest expense for the forty weeks ended October 8, 1995 was $51.9 million, a decrease of $2.3 million from the comparable 1994 period. This decrease was due to lower average revolving debt borrowings partially offset by higher weighted average interest cost on revolving debt and the repurchases of higher interest cost subordinated debt.

     Income Tax Provision. The income tax provision for the forty weeks ended October 8, 1995 was $40.5 million, a 46.3% effective tax rate.
The income tax provision for the forty weeks ended October 9, 1994 was $18.4 million, a 51.3% effective tax rate. Excluding the restructuring charge, the effective tax rate for the forty weeks ended October 9, 1994 was 48%. The decrease in the year-to-date 1995 effective tax rate reflects the increase in income before income tax provision.

     Income. Net income for the forty weeks ended October 8, 1995 was $47.0 million, or $1.07 per share, compared with net income of $17.5 million, or $.40 per share, for the forty weeks ended October 9, 1994. Net income for the forty weeks ended October 9, 1994 included a $19.0 million, or $.26 per share, restructuring charge.

Labor Contract Status

     The Company renegotiated its contract with the Southern California United Food and Commercial Workers International Unions. The new contract replaces the previous contract which was scheduled to expire on October 6, 1996. The new contract will expire on October 3, 1999. Over the term of the new contract, it is anticipated that labor cost increases will be consistent with increases experienced by the Company in recent years.

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

     Net cash provided by operating activities was $59.5 million in third quarter 1995 compared with $87.2 million in third quarter 1994 and $197.7 million for the forty weeks ended October 8, 1995 compared with $134.9 million for the forty weeks ended October 9, 1994. These changes were due primarily to increases in net income and changes in assets and liabilities generally reflecting the timing of receipts and disbursements. The ratio of current assets to current liabilities was
0.76 to 1 at October 8, 1995 compared with 0.83 to 1 at January 1, 1995. The decrease in the ratio of current assets to current liabilities reflects the impact of classifying the current portion of the 6-5/8% Senior Subordinated Debentures.

     Net cash used for investing activities was $27.4 million in third quarter 1995 compared with $32.6 million in third quarter 1994 and $65.0 million for the forty weeks ended October 8, 1995 compared with $86.8 million for the forty weeks ended October 9, 1994. Full-year 1995 capital expenditures are expected to be $145 million, of which $110 million is expected to be cash capital expenditures, and are lower than anticipated since certain store projects have been delayed until 1996. Capital expenditures for 1996 are expected to be approximately $205 million, of which $165 million is expected to be cash capital expenditures. During the forty weeks ended October 8, 1995, the Company opened 12 stores, closed 17 stores and completed 29 store remodel projects. Capital expenditures in 1995 have been and will continue to be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors; including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long-term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $31.6 million in third quarter 1995 compared with $54.5 million in third quarter 1994 and $135.4 million for the forty weeks ended October 8, 1995 compared with $50.4 million for the forty weeks ended October 9, 1994. The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations and capital expenditure requirements.

     At October 8, 1995, the Company's revolving debt borrowings totaled $205.9 million compared with $149.8 million at January 1, 1995. This change reflects the replacement of the $150 million Term Loan Facility with revolving debt borrowings and borrowings relating to the capital expenditure program offset by cash provided from operating activities.
At October 8, 1995, the Company had available unused credit of $418.7 million under its Revolving Loan, an increase of $167.5 million since January 1, 1995. This increase is due to decreased total borrowings as well as the issuance, outside of the Revolving Loan, of a $70.4 million letter of credit which previously had been issued under the Revolving Loan. For the forty weeks ended October 8, 1995 the weighted average interest cost on revolving debt was 7.5%, the corresponding bank prime rate at October 8, 1995 was 8.75%.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               10.1.7 Amendment to Revolving Loan Agreement dated February 17, 1995 by and among the Registrant, the banks named therein, and Bank of America, NT & SA and The Chase Manhattan Bank, N.A.
                       as managing agents, dated August 4, 1995.

               27      Financial Data Schedule.


               Management Contracts or Compensatory Plans or Arrangements

               10.24 Employment Arrangement between the Registrant and Terry R. Peets dated September 6, 1995.

               10.25 Severance Agreement between the Registrant and Terry R. Peets dated September 6, 1995.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended October 8, 1995.

                          SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE VONS COMPANIES, INC.


Date:  November  21, 1995        /s/  LAWRENCE A. DEL SANTO
                                 ---------------------------------
                                      Lawrence A. Del Santo
                                      Chairman and Chief
                                      Executive Officer




Date:  November  21, 1995        /s/  PAMELA K. KNOUS
                                 ---------------------------------
                                      Pamela K. Knous
                                      Executive Vice President
                                      and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
  No.           Description
-------         -----------

10.1.7          Amendment to Revolving Loan
                Agreement dated February 17,
                1995 by and among the Registrant,
                the banks named therein, and
                Bank of America NT & SA and
                The Chase Manhattan Bank, N.A.
                as managing agents, dated
                August 4, 1995.

27              Financial Data Schedule.

10.24           Employment Arrangement between the
                Registrant and Terry R. Peets
                dated September 6, 1995.

10.25           Severance Agreement between the
                Registrant and Terry R. Peets dated
                September 6, 1995.