Form 10-K405
period 1995-12-31
VONS COMPANIES INC
filed 1996-03-06
CIK 715633

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

For the fiscal year ended December 31, 1995

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of February 23, 1996: Common
Stock, par value $.10 per share - $788,551,290.

      The number of shares of Common Stock outstanding as of February 23, 1996 - 43,564,457.

     DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Annual
Report to Shareholders for fiscal year ended December 31, 1995 are incorporated by reference into Parts II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 1996, are incorporated by reference into Part III, to be filed no later than May 5, 1996.

                              PART I

ITEM 1: BUSINESS

General

     The Vons Companies, Inc. ("Vons" or the "Company") is one of the largest supermarket chains in Southern California based on sales. As of December 31, 1995, Vons operated 328 supermarkets and food and drug retail stores. Vons also operates a fluid milk processing facility, an ice cream plant, a bakery and distribution facilities for meat, grocery, produce and general merchandise. Stores operate under the "Vons" and "Pavilions" names. The Company's marketing platform is built on offering the customer greater value than found elsewhere by combining competitive pricing with superior selection, quality, service and convenience.

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

     As part of the strategic repositioning program, the Company introduced the "Vons Value Program" in January 1994. Consistent with the Vons Value Program, the 1995 marketing campaign incorporated the slogan "Vons Is Value." These programs emphasize the Vons Value formula which combines competitive prices with customer service and high quality products. Newly reduced prices, advertised weekly specials, free membership club savings and double coupons are integral parts of the Vons offering. Another important component of the Vons Value Program is an increase in the amount of labor allocated for customer service and check-out which the Company believes has increased customer satisfaction.

     The cost containment and strategic restructuring program, undertaken in 1993, included the accelerated closure of underperforming facilities, a reduction in administrative and support staff positions and the closure of a distribution facility. With the closure of the San Diego distribution facility in 1995, substantially all of the cost containment and strategic restructuring initiatives have been executed.

     The Company's programs are long-term strategies. In aggregate, these programs are initially intended to benefit sales by funding lower prices and promotions, which in turn will improve the Company's ability to achieve strong, sustainable earnings growth.

Store Formats

     The Company operates under the Vons and Pavilions formats. Each format is designed for a different customer segment as evidenced by the store location, appearance and product offerings. A key strategy of the Company is to tailor its store and merchandise offerings to reflect its diverse customer base.

     The Company supports its stores with centralized functions for marketing, advertising, buying, real estate development, management information systems, distribution, manufacturing, accounting and administration to maximize operating leverage and profitability.

     Both store formats, Vons and Pavilions, offer extensive assortments of food products, including departments for dry groceries, produce, meat, seafood, dairy, wine and liquor. The majority of stores offer such service departments as hot bakeries, service floral, delicatessens, service meat departments and banking facilities. While most Vons stores offer limited assortments of general merchandise, including greeting cards and health and beauty care items, many Pavilions stores offer a larger health and beauty care department including cosmetics. Selected stores offer a party shop, sausage and smoke shop, bagel shop, sushi bar and high quality prepared Chinese food. Approximately one-third of the stores offer full-service pharmacies.

New Store Openings and Store Remodel Projects

     The Company will continue to augment sales growth through the continuation of its new store opening program and ongoing chainwide remodel program. The Company plans to open 16 new stores, including ten replacement stores, in 1996. In 1995, the Company maintained its goal of having 80% of its stores either newly opened or remodeled within the preceding five years.

     The Company's new store opening program does not include the effect of any possible store acquisition opportunities which might arise in the future.

     Store remodel projects enable Vons to present a store appearance consistent with Vons evolving store formats and to continuously update the store base through the introduction, where possible, of service departments and new merchandising modules, which are intended to generate higher gross margins and build store traffic. Vons remodel program includes remerchandising to reflect a contemporary design and decor package including selected fixture replacements. The Company completed 37, 14 and 59 store remodel projects in 1995, 1994 and 1993, respectively.

     Vons capital expenditures for store projects were $130.5 million and $120.0 million in 1995 and 1994, respectively. It is anticipated that 1996 capital expenditures for Vons store projects will be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to business conditions, changing time constraints, cash flow requirements and competitive factors.

     The following table shows, by store format, the number of Vons stores in operation at the end of each of the years indicated and the number of stores opened, closed or converted during each year:

                                VONS     PAVILIONS    TIANGUIS     EXPO      TOTAL
                               ------    ---------    --------    ------    ------
1993:
Beginning store count......       304           32           9         -       345
Stores opened..............         8            -           -         4        12
Stores closed or sold......       (12)           -           -         -       (12)
Store format conversions...         5            -          (6)        1         -
                               ------    ---------    --------    ------    ------
Ending store count.........       305           32           3         5       345
                               ------    ---------    --------    ------    ------
1994:
Stores opened..............         6            -           -         -         6
Stores closed or sold......       (17)           -           -         -       (17)
Store format conversions...        (1)           1          (3)        3         -
                               ------    ---------    --------    ------    ------
Ending store count.........       293           33           0         8       334
                               ------    ---------    --------    ------    ------

1995:
Stores opened..............        13            -           -         -        13
Stores closed or sold......       (11)           -           -        (8)      (19)
                               ------    ---------    --------    ------    ------
Ending store count.........       295           33           0         -       328
                               ------    ---------    --------    ------    ------
                               ------    ---------    --------    ------    ------
Average gross square
  feet per store at
  December 31, 1995........    35,100       43,100           -         -    35,900
                               ------    ---------    --------    ------    ------
                               ------    ---------    --------    ------    ------

-------------------


/TABLE

     In response to negative sales trends, the Company critically assessed the performance of its entire store network in 1993 and 1994 and identified 27 underperforming stores for closure, which included the Tianguis and EXPO store formats. Underperforming stores are stores which do not satisfy the Company's strategic requirements for growth, profitability, customer satisfaction, market area penetration and/or other factors. Management believed that these stores would not meet these requirements at any time in the foreseeable future, even with a significant commitment of management and financial resources. In consideration of the Company's leaner management structure as a result of its restructuring efforts and its commitment to its new store capital program, the Company determined that its available resources would be better utilized on the remaining store base. Additionally, the Company closes stores based on replacement strategies or lease renewals. Management expects to continue these types of store closures in the future.

Marketing and Competition

     Southern California is one of the largest and most competitive markets for retail grocery sales in the United States. Vons store network ranges from Fresno on the north to the Mexican border on the south and from the Pacific Ocean on the west to Clark County, Nevada on the east. This market area includes Fresno, Imperial, Inyo, Kern, Los Angeles, Madera, Mono, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo, Santa Barbara, Tulare and Ventura counties in California as well as Clark County, Nevada.

     Vons faces a number of major as well as smaller competitors in its market. The Company believes that in recent years the increase in the number of competitors' stores and the entrance of new competitors in its market area have intensified competition. In addition, convenience stores, drug stores, mass merchandisers, specialty stores, warehouse stores, membership stores as well as discount stores and fast food and other restaurants compete for the same customers. This trend is expected to continue.

     The merger of two of the Company's major competitors, Food 4 Less Supermarkets, Inc. and Ralphs Grocery Company (the "Ralphs Merger") was completed on June 14, 1995. This merger has resulted in a change in the composition of the Company's competitors as certain trade names were eliminated and store format conversions occurred. In addition in February 1996, certain of the Smith's Food and Drug Centers in Southern California were sold to other supermarket operators including the Company and others were closed awaiting sale for supermarket or other use (the "Smith's Southern
California Disposition"). The Company does not believe that the effects of the Ralphs Merger or the Smith's
Southern California Disposition on the already competitive marketplace will have a material impact on the Company's sales and earnings prospects.

     Both of the Company's store formats utilize promotional buying opportunities to pass along special values to their customers. Also, stores offer customers additional savings through the use of double coupons, advertised weekly specials and a free membership club. This club offers customers special values and programs and enables the Company and its vendors to target specific customer segments and better understand household buying behavior. Vons is the only operator in its market area to offer this free membership club to its customers. Vons marketing and communication strategy is based on a combination of direct mail, newspaper, television and radio.

     The principal competitive factors in the retail supermarket business include price, fast friendly service, quality of products, breadth of product assortment, store condition and store location. Customers, in response to recessionary conditions in Southern California, are placing greater emphasis on price. Vons has responded to this trend through the Vons Value Program which entailed lowering prices on over 12,000 items in 1994. Vons believes that its strength is its ability to deliver a high value shopping experience through a blend of high quality products, superior customer service and product assortments at competitive prices combined with VonsClub, double coupons and advertised weekly specials.

Merchandising and Store Operations

     An average store offers approximately 30,000 to 40,000 merchandise items. Vons has historically emphasized brand-name grocery products and quality and freshness in its produce, meat and seafood selections. Vons carries private brand products as well as its proprietary Jerseymaid dairy products in the grocery, delicatessen, frozen food, bakery, health and beauty care and general merchandise departments of its stores.
The private brand "Select" was introduced in 1994. This upscale private brand offers additional opportunities for sales and profits. In 1994, the Company set a goal of increasing private brand sales to 16% of sales. In 1995, the Company surpassed this goal with private brand sales accounting for 17% of sales. The Company intends to increase this percentage over time through marketing its branded items and introducing additional private brand items including those under the "Select" label.

     In conjunction with its restructuring program, Vons is committed to being the low cost operator in the market areas it serves. Vons strategy is to continue to decrease its operating costs through aggressive buying, introduction and maintenance of various merchandising and technological innovations and stringent cost controls.

     The Company is actively pursuing productivity and cost reduction initiatives as part of an industry-wide effort known as Efficient Consumer Response ("ECR"). As part of this effort, an information-driven support system which tracks scanned purchases, advertising and promotions on a store-specific basis is being installed to provide information for efficient ordering. This system also assists category managers to achieve their goal of efficient assortment which reduces the number of products offered without compromising customer satisfaction. A neighborhood-specific product assortment with efficient space management improves in-stock conditions and reduces inventory.

     Vons has developed systems to give store managers more control over store merchandising needs. The Company improves the consistency of store operations through its policy to develop store managers internally. All store managers participate in a bonus program which is based primarily upon their individual store sales and profit as well and are included in the Company's stock option program.

     Through technological innovation, Vons has experienced improved operational efficiency. All Vons stores are equipped with an electronic receiving system for products delivered directly to stores by vendors, electronic time and attendance reporting and computerized labor scheduling. Vons central buying office monitors warehouse inventory levels and product movement daily for buyer analysis and action. Vons utilizes a category management system which combines the buying and merchandising functions. The Company has upgraded these systems to enable category managers to more effectively analyze data.

Support and Other Services

     In 1995, the Company operated a fluid milk processing facility, an ice cream plant and a central bakery.

     Vons operates distribution facilities in California, located in El Monte and Santa Fe Springs. The Company closed its San Diego facility in third quarter 1995, eliminating redundant distribution capacity. The Company utilizes computerized inventory and labor management systems throughout its distribution network. As of December 31, 1995, Vons operated a fleet of 441 tractors and 1,160 trailers, of which 105 and 182, respectively, were leased and the remainder were owned. The Company's transportation department utilizes on-board electronic trip recorders to monitor travel times and a sophisticated computerized routing system. Approximately 77% of store sales in 1995 represented inventories supplied by these distribution facilities, and the balance was delivered directly to the stores by vendors.

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

Employees

     At December 31, 1995, Vons employed approximately 10,800 full-time and 18,800 part-time employees as follows:

                                             Non-
                                Union       Union        Total
                                ------      ------      -------
Hourly..................        27,700         600       28,300
Salaried................            -        1,300        1,300
                                ------      ------      -------
Total Employees.........        27,700       1,900       29,600
                                ------      ------      -------
                                ------      ------      -------


     In the fall of 1994, the Company negotiated a four-year contract with the International Brotherhood of Teamsters'
Union.

     In the fall of 1995, the Company negotiated a four-year contract with the United Food and Commercial Workers'
International Unions.

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

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company:


Name                       Age        Position
----                       ---        --------

Lawrence A. Del Santo      62         Chairman of the Board
                                      and Chief Executive Officer

Richard E. Goodspeed       59         President and Chief
                                      Operating Officer

Phillip E. Hawkins         44         Senior Vice President
                                      Stores

Susan M. Klug              36         Senior Vice President
                                      Marketing

Pamela K. Knous            41         Executive Vice President,
                                      Chief Financial Officer and
                                      Treasurer

Terry R. Peets             51         Executive Vice President

Harold E. Rudnick          47         Senior Vice President
                                      Retail Purchasing

Terrence J. Wallock        51         Executive Vice President,
                                      General Counsel and
                                      Secretary

     Officers are elected annually and are subject to removal at any time, with or without cause, by the Company's Board of Directors, subject to all rights under employment contracts, if any.

     Mr. Del Santo was appointed Chairman of the Board in May 1995. He served as Director and Vice Chairman of the Board from April 1994 to May 1995. Mr. Del Santo continues to serve as Chief Executive Officer of the Company, a position he has held since April 1994. Prior to joining the Company, Mr. Del Santo was Senior Executive Vice President and Chief Operating Officer - Food of American Stores Company from March 1993 to April 1994. From April 1989 to March 1993, Mr. Del Santo was Chairman of Lucky Stores, Inc.

     Mr. Goodspeed was elected a Director of the Company on February 21, 1996. Mr. Goodspeed also continues in the position of President and Chief Operating Officer of the Company, to which he was appointed in April 1994. Prior to joining the Company, Mr. Goodspeed was Executive Vice President - Food of American Stores Company and President and Chief Operating Officer of Lucky Stores, Inc. a position he held since September 1988.

     Mr. Hawkins was appointed Senior Vice President, Stores of the Company in June 1995. Mr. Hawkins served as Senior Vice President, Vons from April 1994 to June 1995 and as Group Vice President, Perishables from August 1992 to April 1994. Mr. Hawkins had been Vice President & General Manager, Pavilions from April 1991 to August 1992 and Vice President, Sales and Marketing of the Company from November 1989 to April 1991.

     Ms. Klug was appointed Senior Vice President, Marketing of the Company in October 1994. Prior to joining the Company, Ms. Klug had been with Catalina Marketing in various positions since 1989, rising to the position of Vice President of Western United States.

     Ms. Knous was appointed Treasurer of the Company in December 1995 and continues in the position of Executive Vice President and Chief Financial Officer of the Company, which she has held since May 1995. Ms. Knous served as Senior Vice President and Chief Financial Officer from July 1994 to May 1995. Ms. Knous was Group Vice President, Finance of the Company from November 1993 to July 1994. From April 1991 to November 1993, Ms. Knous was Vice President, Finance of the Company. From 1989 to 1991, Ms. Knous served as partner at KPMG Peat Marwick LLP.

     Mr. Peets was appointed Executive Vice President of the Company in September 1995. Prior to joining the Company, Mr. Peets had been with Ralphs Grocery Company in various positions since 1977, rising to the position of Executive Vice President.

     Mr. Rudnick was appointed Senior Vice President, Retail Purchasing of the Company in May 1995. Mr. Rudnick served as Senior Vice President, Procurement of the Company from April 1994 to May 1995. Mr. Rudnick was Group Vice President, National Accounts of the Company from June 1992 to April 1994. From October 1985 to June 1992, Mr. Rudnick was Vice President, Grocery/Frozen Food Service of the Company.

     Mr. Wallock was appointed Executive Vice President and General Counsel of the Company in November 1993 and continues in the position of Secretary of the Company which he has held since March 1991. Mr. Wallock was Senior Vice President, Chief Legal and Security Officer of the Company from August 1991 to November 1993. From March 1991 to August 1991, Mr. Wallock was Senior Vice President and General Counsel of the Company. From 1977 to 1991, Mr. Wallock served as counsel to Denny's Inc., rising to the position of Vice President, General Counsel and Secretary.


ITEM 2: PROPERTIES

     As of December 31, 1995, the Company leased 239 of its stores and owned 89 of its stores. At December 31, 1995, 204 of the Company's leases provided for contingent rental based on a percentage of sales over specified amounts, which typically range from 1.0% to 1.5% of total gross sales, less amounts expended for common area maintenance, real estate taxes and insurance; the balance had no percentage rent clauses. Store leases have various expiration dates through 2019. Renewal options range up to 40 years. The following table lists the number of such store leases for open stores that are due to expire (assuming exercise of all renewal options) in each of the specified periods:

                                        Number of
              Calendar Years         Expiring Leases
              --------------         ---------------
              1996-2000..........                  6
              2001-2005..........                 16
              2006-2010..........                 22
              2011-2015..........                 23
              2016-2020..........                 27
              2021 and thereafter                145


     The Company has a $113.0 million mortgage loan on 51 properties requiring monthly principal and interest payments of approximately $1.0 million with a one-time payment of approximately $111.0 million in July 1997. The Company has other real estate notes and mortgages covering seven properties totaling $13.5 million due in varying monthly installments with maturity dates from 1997 to 2009.

     The Company's stores are usually located in active shopping centers and generally have several co-tenants, which typically include a drugstore; although the newer stores, which are usually food and drug combination stores, tend to be in shopping centers without drugstores.

     The Company owns distribution and manufacturing facilities in El Monte, California, which are located on approximately 63 acres of land. The El Monte facilities include two warehouses with an aggregate of 764,000 square feet and a meat cooking facility, including a warehouse with an aggregate of 256,000 square feet.

     The Company leases a distribution facility located in Santa Fe Springs, California. This distribution facility includes several warehouses and a maintenance operation. The facility covers approximately 1,040,000 square feet located on approximately 78 acres of land. The lease expires in 2001 with two five-year and one one-year options to extend.

     The Company operates a 450,000-square-foot forward buy warehouse located in the City of Industry, California under a lease expiring in 1996 with two three-year options to extend.
The Company also leases a 95,000-square-foot frozen food distribution facility in Ontario, California under a lease expiring in 1996 with three six-month options to extend. The Company closed its distribution facility in San Diego, California in third quarter 1995. The lease on the San Diego facility is scheduled to expire in 2002, and the Company is in the process of disposing of this property.

     The Company owns a 244,000-square-foot building in Arcadia, California, used for its corporate administrative offices.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders of the Company for a vote during the quarter ended December 31, 1995.

                             PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Vons common stock is listed on the New York Stock Exchange ("NYSE") (Symbol-VON). The shares have been listed on the NYSE since March 20, 1986. As of January 31, 1996, there were approximately 6,858 shareholders of record. The table below sets forth the high and low sales prices for Vons common stock as reported on the NYSE Composite Tape during the fiscal periods specified:


                        52 Weeks Ended         52 Weeks Ended
                         December 31,             January 1,
                             1995                    1995
                       -----------------      -----------------
                         High      Low          High      Low
                         ----      ---          ----      ---
First quarter.....     $20 3/4   $17 5/8      $18 5/8   $16 1/8
Second quarter....      21 7/8    19 1/4       18 3/8    16
Third quarter.....      24 3/8    20 1/4       18 5/8    15 1/8
Fourth quarter....      28 1/4    22 7/8       21 1/2    17 3/4



     The Company paid no dividends on its common stock in fiscal years 1995, 1994, and 1993. Certain Company debt agreements restrict the Company from paying cash dividends or making other distributions on stock under certain circumstances. Under its most restrictive debt agreement, the Company had $83.0 million available for dividends and distributions at December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and
Note 6 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

     See "Five-Year Selected Financial Data" contained in the
Company's Annual Report to Shareholders for the fiscal year ended
December 31, 1995 incorporated herein by reference.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" contained in the Company's
Annual Report to Shareholders for the fiscal year ended
December 31, 1995 incorporated herein by reference.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                             PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, where it appears under the caption "Election of Directors." The information set forth under Item 1 of this Form 10-K under the caption "Executive Officers of the Registrant" is also incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, where it appears under the caption "Executive Compensation."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, where it appears under the caption "Principal and Management
Shareholders."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1996, where it appears under the captions "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions."

                          PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

     (a)  Exhibits and Financial Statements and Schedules

          (1)   Financial Statements

                  The following items contained in the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1995 are incorporated by reference into Part II of this report.

                                                     Pages in
                                                      Annual
                                                     Report to
                                                   Shareholders
                                                   ------------

                  Financial Statements:

                    Consolidated Statements of
                      Operations for the fiscal
                      years ended December 31, 1995,
                      January 1, 1995 and
                      January 2, 1994..............      21

                    Consolidated Balance Sheets as
                      of December 31, 1995 and
                      January 1, 1995..............      22

                    Consolidated Statements of Cash
                      Flows for the fiscal years
                      ended December 31, 1995,
                      January 1, 1995 and
                      January 2, 1994..............      23

                    Consolidated Statements of
                      Shareholders' Equity for the
                      fiscal years ended December 31,
                      1995, January 1, 1995 and
                      January 2, 1994..............      24

                    Notes to the Consolidated
                      Financial Statements.........   25-35

                  Independent Auditors' Report.....      36

          (2)   Schedules

                  Schedules are omitted because of the absence of the conditions under which they are required.

          (3)   Exhibits

                  See index to exhibits immediately following
                  Signatures.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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
                                   Lawrence A. Del Santo
                                   Chairman of the Board and
                                   Chief Executive Officer

                       Date:   March 4, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                       Title              Date
      ---------                       -----              ----


/S/ LAWRENCE A. DEL SANTO         Chairman        March 4, 1996
---------------------------------  of the Board
    Lawrence A. Del Santo          and Chief
                                   Executive
                                   Officer

/S/ PAMELA K. KNOUS               Executive Vice  March 4, 1996
---------------------------------  President,
    Pamela K. Knous                Chief Financial
                                   Officer (Chief
                                   Accounting
                                   Officer) and
                                   Treasurer

/S/ STEVEN A. BURD                Member-Board    March 4, 1996
---------------------------------  of Directors
    Steven A. Burd

/S/ WILLIAM S. DAVILA             Member-Board    March 4, 1996
---------------------------------  of Directors
    William S. Davila

/S/ FRITZ L. DUDA                 Member-Board    March 4, 1996
---------------------------------  of Directors
    Fritz L. Duda

/S/ JAMES H. GREENE, JR.          Member-Board    March 4, 1996
---------------------------------  of Directors
    James H. Greene, Jr.

/S/ JOHN M. LILLIE                Member-Board    March 4, 1996
---------------------------------  of Directors
    John M. Lillie

                                  Member-Board    March __, 1996
---------------------------------  of Directors
    Robert I. MacDonnell

/S/ PETER A. MAGOWAN              Member-Board    March 4, 1996
---------------------------------  of Directors
    Peter A. Magowan

/S/ CHARLES E. RICKERSHAUSER, JR. Member-Board    March 4, 1996
---------------------------------  of Directors
    Charles E. Rickershauser, Jr.

/S/ ROGER E. STANGELAND           Member-Board    March 4, 1996
---------------------------------  of Directors
    Roger E. Stangeland

                                  Member-Board    March __, 1996
---------------------------------  of Directors
    William Y. Tauscher

                                  Member-Board    March __, 1996
---------------------------------  of Directors
    Richard E. Goodspeed

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

The following exhibits are filed as a separate section of this report:

Exhibit
  No.         Description of Exhibit            Sequentially Numbered Page
-------       ----------------------            --------------------------


13        Portions of the Annual Report
          to Shareholders for the
          fiscal year ended December 31,
          1995.

24        Independent Auditors' Consent.

27        Financial Data Schedule.

        Management Contracts or
        Compensatory Plans or
        Arrangements:

10.11.1   Amendment 1994-1 dated
          December 23, 1994 to The
          Vons Companies, Inc.
          401(k) Wrap-Around Plan
          effective October 18, 1993.

10.17     The Vons Companies, Inc. 1996
          Officer and Administrative
          Bonus Plan.

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

10.1      Revolving Loan Agreement           Exhibit 10.1.6 to Registrant's
          dated February 17, 1995            Quarterly Report on Form 10-Q
          by and among the Registrant,       for quarter ended March 26, 1995.
          the banks named therein, and
          Bank of America NT & SA
          and The Chase Manhattan Bank,
          N.A. as managing agents.





10.1.1    Amendment to Revolving Loan        Exhibit 10.1.7 to Registrant's
          Agreement dated February 17,       Quarterly Report on Form 10-Q
          1995 by and among the              for quarter ended October 8,
          Registrant, the banks named        1995.
          therein, and Bank of America
          NT & SA and The Chase
          Manhattan Bank, N.A. as
          managing agents.

10.2      Metropolitan Life Insurance        Exhibit 10.13 to Registrant's
          Company loan to the Registrant     Annual Report on Form 10-K for
          represented by Deed of Trust       fiscal year ended January 3,
          and Security Agreement             1988.
          Assignment of Rents and
          Fixture Filing dated July 22,
          1987 by and among the
          Registrant, as Trustor,
          Ticor Title Insurance
          Company, as Trustee and
          Metropolitan Life Insurance
          Company, as Beneficiary.

10.3      Standstill Agreement dated         Exhibit 10.20 to Registrant's
          December 3, 1987 by and among      Annual Report on Form 10-K for
          the Registrant, Safeway            fiscal year ended January 3,
          Southern California, Inc.,         1988.
          Safeway Stores, Incorporated,
          Kohlberg Kravis Roberts &
          Co., Safeway U.S. Holdings,
          Inc., and KKR Associates.

10.3.1    Amendment to Standstill            Exhibit 28.7 to Registrant's
          Agreement dated December 3,        Quarterly Report on Form 10-Q
          1987 by and among the              for quarter ended June 18,
          Registrant, Safeway Stores,        1989.
          Incorporated and other parties
          thereto, dated April 5, 1989.

10.3.2    Amendment to Standstill            Exhibit 10.13.2 to Registrant's
          Agreement dated December 3,        Annual Report on Form 10-K for
          1987 by and among the              fiscal year ended December 30,
          Registrant, Safeway Inc.,          1990.
          and other parties thereto,
          dated December 21, 1990.

10.4      Registration Rights Agreement      Exhibit 28.8 to Registrant's
          with Roger Stangeland dated        Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

10.5      Registration Rights Agreement      Exhibit 28.9 to Registrant's
          with Fritz Duda dated              Quarterly Report on Form 10-Q
          April 7, 1989.                     for quarter ended March 26,
                                             1989.

          Management Contracts or
          Compensatory Plans or Arrangements:

10.6        Management Stock Option Plan     Exhibit 10.3 to Registrant's
            of the Registrant dated          Annual Report on Form 10-K for
            July 22, 1987.                   fiscal year ended January 3,
                                             1988.

10.7        1990 Stock Option and            Appendix A to Registrant's
            Restricted Stock Plan dated      Proxy Statement for Annual
            January 24, 1990.                Meeting of Shareholders on
                                             May 17, 1990.

10.7.1      Amendment dated February 17,     Exhibit 10.13.1 to Registrant's
            1993 to 1990 Stock Option        Quarterly Report on Form 10-Q
            and Restricted, Stock Plan       for the quarter ended March 28,
            dated January 24, 1990.          1993.

10.8        Directors' Stock Option Plan     Appendix A to Registrant's
            dated September 17, 1991.        Proxy Statement for Annual
                                             Meeting of Shareholders on
                                             May 13, 1992.

10.9        Severance Agreement between      The Registrant's Proxy
            the Registrant and Senior        Statement for Annual Meeting of
            Management and Key Employees     Shareholders on May 13, 1992,
            dated February 19, 1992.         where it appears under the
                                             caption "Compensation through
                                             Plans - Severance Agreements."

10.10       1992 Supplemental Executive      Exhibit 10.19 to Registrant's
            Retirement Plan by and among     Annual Report on Form 10-K for
            the Registrant and certain       fiscal year ended January 3,
            officers effective April 30,     1993.
            1992.

10.11       The Vons Companies, Inc.         Exhibit 10.27 to Registrant's
            401(k) Wrap-Around Plan          Annual Report on Form 10-K
            effective October 18, 1993.      for fiscal year ended
                                             January 2, 1994.

10.12       Employment Agreement between     Exhibit 10.28 to Registrant's
            the Registrant and Lawrence A.   Quarterly Report on Form 10-Q
            Del Santo dated April 26, 1994.  for quarter ended June 19, 1994.

10.13       Employment Agreement between     Exhibit 10.29 to Registrant's
            the Registrant and Richard E.    Quarterly Report on Form 10-Q
            Goodspeed dated April 26, 1994.  for quarter ended June 19, 1994.





10.14       Retirement Agreement             Exhibit 10.31 to Registrant's
            confirming employment and        Quarterly Report on Form 10-Q
            retirement agreements            for quarter ended October 9,
            between the Registrant and       1994.
            Roger E. Stangeland, dated
            July 28, 1994.

10.15       Employment Arrangement           Exhibit 10.24 to Registrant's
            between the Registrant           Quarterly Report on Form 10-Q
            and Terry R. Peets               for quarter ended October 8,
            dated September 6, 1995.         1995.

10.16       Severance Agreement              Exhibit 10.25 to Registrant's
            between the Registrant           Quarterly Report on Form 10-Q
            and Terry R. Peets               for quarter ended October 8,
            dated September 6, 1995.         1995.