Form 10-Q
period 1996-03-24
VONS COMPANIES INC
filed 1996-04-30
CIK 715633

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                      -----------------------

                             FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 24, 1996

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

Shares of common stock outstanding at April 24, 1996 - 43,694,395

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

                                        (Unaudited)
                                                        Twelve Weeks Ended
                                         -----------------------------------------------
                                            March 24, 1996             March 26, 1995
                                         --------------------       --------------------
Sales.................................   $   1,205.6    100.0%      $   1,142.5    100.0%
                                         -----------   ------       -----------   ------
Costs and expenses:
  Cost of sales, buying and occupancy.         898.3     74.5             851.0     74.5
  Selling and administrative expenses.         258.5     21.4             245.9     21.5
  Amortization of excess cost over
    net assets acquired...............           3.5       .3               3.4       .3
                                         -----------   ------       -----------   ------
                                             1,160.3     96.2           1,100.3     96.3
                                         -----------   ------       -----------   ------
Operating income......................          45.3      3.8              42.2      3.7
Interest expense, net.................          13.5      1.2              16.1      1.4
                                         -----------   ------       -----------   ------
Income before income tax provision....          31.8      2.6              26.1      2.3
Income tax provision..................          14.3      1.1              12.1      1.1
                                         -----------   ------       -----------   ------
Net income............................          17.5      1.5              14.0      1.2
                                                       ------                     ------
                                                       ------                     ------
Retained earnings - beginning of
  period..............................         275.9                      207.8
                                         -----------                -----------
Retained earnings - end of period.....   $     293.4                $     221.8
                                         -----------                -----------
                                         -----------                -----------
Income per common and common
  equivalent share:
  Net income..........................   $       .39                $       .32
                                         -----------                -----------
                                         -----------                -----------

Weighted average common and common
  equivalent shares...................    44,503,000                 43,753,000
                                         -----------                -----------
                                         -----------                -----------

See accompanying notes to these condensed consolidated financial statements.

                         THE VONS COMPANIES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                             All amounts in millions of dollars

                                        (Unaudited)

                                          ASSETS
                                                         March 24,          December 31,
                                                           1996                1995
                                                         ---------          ------------
Current assets:
  Cash......................................             $     7.0          $        9.4
  Accounts receivable.......................                  36.8                  31.7
  Inventories...............................                 341.2                 350.7
  Other.....................................                  60.5                  60.5
                                                         ---------          ------------
    Total current assets....................                 445.5                 452.3
Property and equipment, net.................               1,195.4               1,192.5
Excess of cost over net assets acquired.....                 479.3                 482.8
Other.......................................                  58.8                  58.9
                                                         ---------          ------------
TOTAL ASSETS................................             $ 2,179.0          $    2,186.5
                                                         ---------          ------------
                                                         ---------          ------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long term debt and
    capital lease obligations...............             $    24.5          $       25.7
  Accounts payable..........................                 297.6                 304.2
  Accrued liabilities.......................                 291.5                 263.5
                                                         ---------          ------------
    Total current liabilities...............                 613.6                 593.4
Accrued self-insurance......................                 131.8                 128.0
Deferred income taxes.......................                 121.2                 118.9
Other noncurrent liabilities................                  63.6                  65.0
Senior debt and capital lease obligations...                 298.7                 352.2
Subordinated debt, net......................                 306.4                 305.7
                                                         ---------          ------------
  Total liabilities.........................               1,535.3               1,563.2
                                                         ---------          ------------
Shareholders' equity:
  Common stock..............................                   4.4                   4.3
  Paid-in capital...........................                 346.0                 343.2
  Retained earnings.........................                 293.4                 275.9
  Notes receivable for stock................                   (.1)                  (.1)
                                                         ---------          ------------
    Total shareholders' equity..............                 643.7                 623.3
                                                         ---------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..             $ 2,179.0          $    2,186.5
                                                         ---------          ------------
                                                         ---------          ------------

See accompanying notes to these condensed consolidated financial statements.

                         THE VONS COMPANIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             All amounts in millions of dollars

                                         (Unaudited)
                                                                   Twelve Weeks Ended
                                                                 -----------------------
                                                                 March 24,     March 26,
                                                                   1996          1995
                                                                 ---------     ---------
Cash flows from operating activities:
  Net income..................................................   $    17.5     $    14.0
  Adjustments to reconcile net income to cash provided
    by operating activities:
      Depreciation and amortization of property and capital
        leases................................................        22.9          23.1
      Amortization of excess cost over net assets acquired
        and other assets......................................         3.7           3.6
      Amortization of debt discount and deferred financing
        costs.................................................         1.5           1.5
      LIFO charge.............................................         1.6            .8
      Deferred income taxes...................................         2.3           6.7
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable..........        (5.1)          9.4
          (Increase) decrease in inventories at FIFO costs....         7.9          18.8
          (Increase) decrease in other current assets.........          -           (8.1)
          (Increase) decrease in noncurrent assets............        (1.5)         (1.7)
          Increase (decrease) in accounts payable.............        (5.5)        (16.3)
          Increase (decrease) in accrued liabilities..........        28.0          13.3
          Increase (decrease) in noncurrent liabilities.......         2.4           4.4
                                                                 ---------     ---------
Net cash provided by operating activities.....................        75.7          69.5
                                                                 ---------     ---------
Cash flows from investing activities:
  Addition of property and equipment..........................       (27.1)        (16.7)
  Disposal of property and equipment..........................         1.9           2.0
                                                                 ---------     ---------
Net cash used by investing activities.........................       (25.2)        (14.7)
                                                                 ---------     ---------
Cash flows from financing activities:
  Net payments on revolving debt..............................       (50.8)        (37.9)
  Decrease in net outstanding drafts..........................        (1.1)        (14.4)
  Repurchases of senior subordinated debentures...............          -           (1.4)
  Payments on other debt, capital lease obligations and other.        (1.0)         (3.6)
                                                                 ---------     ---------
Net cash used by financing activities.........................       (52.9)        (57.3)
                                                                 ---------     ---------
Net cash decrease.............................................        (2.4)         (2.5)
Cash at beginning of period...................................         9.4           9.0
                                                                 ---------     ---------
Cash at end of period.........................................   $     7.0     $     6.5
                                                                 ---------     ---------
                                                                 ---------     ---------
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest................................................   $     7.0     $     8.2
                                                                 ---------     ---------
                                                                 ---------     ---------

      Income taxes............................................   $     2.1     $      .7
                                                                 ---------     ---------
                                                                 ---------     ---------
Supplemental disclosures of non-cash investing and
  financing activity:
      Capital leases..........................................   $     5.7     $      -
                                                                 ---------     ---------
                                                                 ---------     ---------

See accompanying notes to these condensed consolidated financial statements.


             THE VONS COMPANIES,INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at March 24, 1996 and December 31, 1995 and the consolidated results of operations and cash flows for the twelve weeks ended March 24, 1996 and March 26, 1995 have been made.
This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the twelve weeks ended March 24, 1996 should not be considered as indicative of the results to be expected for a full year.

     At March 24, 1996, the Company operated 329 supermarket and food and drug combination retail stores, under the names Vons and Pavilions. The Company's marketing territory includes Southern and Central California and Clark County, Nevada. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise to support the store network.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Results of Operations

Twelve Weeks Ended March 24, 1996 Compared with the Twelve Weeks
Ended March 26, 1995

     Sales. First quarter 1996 sales were $1,205.6 million, an increase of $63.1 million, or 5.5%, over first quarter 1995 sales. Same store sales increased 4.2% over first quarter 1995 sales. The increase in sales reflects the favorable consumer response to improved customer service, the "Vons Is Value" marketing campaign and the improving economic environment in Southern California. Since
March 26, 1995, the Company has opened 16 stores, closed 12 stores and completed 34 store remodel projects.

     Costs and Expenses. Cost of sales and buying and occupancy expenses as a percentage of sales in first quarter 1996 of 74.5% were flat compared with first quarter 1995.
The cost of increased promotional activities in first quarter 1996 was offset by benefits achieved from category management and increased private brand sales. Selling and administrative expenses as a percentage of sales decreased by 0.1 percentage point to 21.4% in first quarter 1996. The cost of higher store service levels was fully offset by a more efficient mix of store labor.

     Operating Income. First quarter 1996 operating income was $45.3 million, or 3.8% of sales, versus $42.2 million, or 3.7% of sales. Operating income before depreciation and amortization of property, amortization of goodwill and other assets and LIFO charge ("FIFO EBITDA") was $73.5 million, or 6.1% of sales, in first quarter 1996 compared with $69.7 million, or 6.1% of sales, in first quarter 1995.

     Interest Expense. First quarter 1996 net interest expense was $13.5 million, a decrease of $2.6 million, or 16.1%, from first quarter 1995. This decrease was due primarily to lower average debt borrowings.

     Income Tax Provision. First quarter 1996 income tax provision was $14.3 million, or a 45.0% effective tax rate.
First quarter 1995 income tax provision was $12.1 million, or a 46.3% effective tax rate. The decrease in the first quarter 1996 effective tax rate reflects the increase in income before income tax provision. The effective tax rate is impacted by amortization of excess cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. First quarter 1996 net income was $17.5 million, or $.39 per share, compared with $14.0 million, or $.32 per share, in first quarter 1995.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its Revolving Loan. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $75.7 million in first quarter 1996 compared with $69.5 million in first quarter 1995. The ratio of current assets to current liabilities was 0.73 to 1 at March 24, 1996 compared with 0.76 to 1 at December 31, 1995.

     Net cash used by investing activities was $25.2 million in first quarter 1996 compared with $14.7 million in first quarter 1995. The Company opened four stores, closed three stores and completed seven store remodel projects during the twelve weeks ended March 24, 1996. Capital expenditures in 1996 have been and will continue to be funded out of cash provided by operations, the Revolving
Loan and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used for financing activities was $52.9 million in first quarter 1996 compared with $57.3 million in first quarter 1995. The level of borrowings under the Company's revolving debt is dependent primarily upon net cash provided by operating activities and capital expenditure requirements.

     At March 24, 1996, the Company's revolving debt borrowings totaled $127.0 million compared with the December 31, 1995 revolving debt borrowings of $177.8 million. This decrease primarily reflects the excess of cash provided from operating activities of $75.7 million over capital expenditures of $27.1 million. At March 24, 1996, the Company had available unused credit of $497.9 million under its Revolving Loan.
For the twelve weeks ended March 24, 1996, the weighted average interest cost on revolving debt was 7.2%; the corresponding bank prime rate at March 24, 1996 was 8.25%.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     Except for historical facts, all matters discussed in this report which are forward looking involve risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators, economic conditions in the Company's primary markets and the other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               10.11.2  Amendment 1996-1 dated
                        February 20, 1996 to The
                        Vons Companies, Inc, 401(k)
                        Wraparound Plan effective
                        January 1, 1996.

               27       Financial Data Schedule.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 24, 1996.

                       SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            THE VONS COMPANIES, INC.


Date:  April 26, 1996       /s/ LAWRENCE A. DEL SANTO
             --             -----------------------------------
                                Lawrence A. Del Santo
                                Chairman and Chief
                                Executive Officer



Date:  April 26, 1996       /s/ PAMELA K. KNOUS
             --             -----------------------------------
                                Pamela K. Knous
                                Executive Vice President,
                                Chief Financial Officer and
                                Treasurer