Form 10-Q
period 1996-06-16
VONS COMPANIES INC
filed 1996-07-23
CIK 715633

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549
                      ---------------------

                            FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 16, 1996

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

                      ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X    No
           ---      ---
Shares of common stock outstanding at July 22, 1996 - 43,822,951.

                         PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                    THE VONS COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND RETAINED EARNINGS

All amounts except share data in millions of dollars and as a percentage of sales

                                   (Unaudited)

                                 Twelve Weeks Ended                       Twenty-Four Weeks Ended
                      ---------------------------------------     ---------------------------------------
                        June 16, 1996        June 18, 1995          June 16, 1996        June 18, 1995
                      ------------------   ------------------     ------------------   ------------------
Sales..............   $   1,261.0  100.0%  $   1,139.5  100.0%    $   2,466.6  100.0%  $   2,282.0  100.0%
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Costs and expenses:
  Cost of sales,
    buying and
    occupancy......         937.4   74.3         849.9   74.5         1,835.7   74.4       1,700.9   74.6
  Selling and
    administrative
    expenses.......         267.1   21.2         243.3   21.4           525.6   21.3         489.2   21.4
  Amortization of
    excess cost
    over net assets
    acquired.......           3.4     .3           3.5     .3             6.9     .3           6.9     .3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
                          1,207.9   95.8       1,096.7   96.2         2,368.2   96.0       2,197.0   96.3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Operating income...          53.1    4.2          42.8    3.8            98.4    4.0          85.0    3.7
Interest expense,
  net..............          13.3    1.0          15.7    1.4            26.8    1.1          31.8    1.4
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income before
  income tax
  provision........          39.8    3.2          27.1    2.4            71.6    2.9          53.2    2.3
Income tax
  provision........          17.1    1.4          12.6    1.1            31.4    1.3          24.7    1.1
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Net income.........          22.7    1.8          14.5    1.3            40.2    1.6          28.5    1.2
                                   -----                -----                  -----                -----
                                   -----                -----                  -----                -----
Retained earnings -
  beginning of
  period...........         293.4                221.8                  275.9                207.8
                      -----------          -----------            -----------          -----------
Retained earnings -
  end of period....   $     316.1          $     236.3            $     316.1          $     236.3
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------
Income per common
  and common
  equivalent share:
  Net income.......   $       .51          $       .33            $       .90          $       .65
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Weighted average
  common and common
  equivalent shares    44,884,000           43,817,000             44,694,000           43,785,000
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

     See accompanying notes to these condensed consolidated financial statements.

       THE VONS COMPANIES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

           All amounts in millions of dollars

                       (Unaudited)


                                                              June 16,      December 31,
                                                                1996           1995
                                                             ----------     ------------
                    ASSETS

  Current assets:
    Cash......................................               $      6.8     $        9.4
    Accounts receivable.......................                     40.3             31.7
    Inventories...............................                    313.0            350.7
    Other.....................................                     57.2             60.5
                                                             ----------     ------------
      Total current assets....................                    417.3            452.3
  Property and equipment, net.................                  1,188.7          1,192.5
  Excess of cost over net assets acquired.....                    475.9            482.8
  Other.......................................                     60.2             58.9
                                                             ----------     ------------
  TOTAL ASSETS................................               $  2,142.1     $    2,186.5
                                                             ----------     ------------
                                                             ----------     ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations ..............               $     32.6     $       25.7
    Accounts payable..........................                    269.9            304.2
    Accrued liabilities.......................                    300.6            263.5
                                                             ----------     ------------
      Total current liabilities...............                    603.1            593.4
  Accrued self-insurance .....................                    135.0            128.0
  Deferred income taxes.......................                    119.0            118.9
  Other noncurrent liabilities................                     61.4             65.0
  Senior debt and capital lease obligations...                    270.4            352.2
  Subordinated debt, net......................                    283.5            305.7
                                                             ----------     ------------
      Total liabilities.......................                  1,472.4          1,563.2
                                                             ----------     ------------
  Shareholders' equity:
    Common stock..............................                      4.4              4.3
    Paid-in capital...........................                    349.3            343.2
    Retained earnings.........................                    316.1            275.9
    Notes receivable for stock................                      (.1)             (.1)
                                                             ----------     ------------
      Total shareholders' equity..............                    669.7            623.3
                                                             ----------     ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..               $  2,142.1     $    2,186.5
                                                             ----------     ------------
                                                             ----------     ------------

     See accompanying notes to these condensed consolidated financial statements.


                           THE VONS COMPANIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                All amounts in millions of dollars

                                            (Unaudited)

                                          Twelve Weeks Ended      Twenty-Four Weeks Ended
                                        ----------------------    -----------------------
                                         June 16,     June 18,     June 16,      June 18,
                                           1996         1995         1996          1995
                                        ---------    ---------    ---------     ---------
Cash flows from operating activities:
  Net income.........................   $    22.7    $    14.5    $    40.2     $    28.5
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
      Depreciation and amortization
        of property and capital
        leases.......................        23.1         22.8         46.0          45.9
      Amortization of excess cost
        over net assets acquired and
        other assets.................         3.7          3.8          7.4           7.4
      Amortization of debt discount
        and deferred financing costs.         1.5          1.6          3.0           3.1
      LIFO charge ...................         1.4           .8          3.0           1.6
      Deferred income taxes..........          -           6.4          2.3          13.1
      Change in assets and
        liabilities:
          (Increase) decrease in
            accounts receivable......        (3.5)         (.9)        (8.6)          8.5
          (Increase) decrease in
            inventories at FIFO costs        26.8         16.6         34.7          35.4
          (Increase) decrease in
            other current assets.....         1.1          3.8          1.1          (4.3)
          (Increase) decrease in
            noncurrent assets........        (1.5)        (2.3)        (3.0)         (4.0)
          Increase (decrease) in
            accounts payable.........       (10.0)        22.5        (15.5)          6.2
          Increase (decrease) in
            accrued liabilities......         9.1        (22.3)        37.1          (9.0)
          Increase (decrease) in
            noncurrent liabilities...         1.0          1.4          3.4           5.8
                                        ---------    ---------    ---------     ---------
Net cash provided by operating
  activities.........................        75.4         68.7        151.1         138.2
                                        ---------    ---------    ---------     ---------
Cash flows from investing activities:
  Addition of property and equipment.       (17.1)       (24.3)       (44.2)        (41.0)
  Disposal of property and equipment.         2.6          1.4          4.5           3.4
                                        ---------    ---------    ---------     ---------
Net cash used for investing
  activities.........................       (14.5)       (22.9)       (39.7)        (37.6)
                                        ---------    ---------    ---------     ---------
Cash flows from financing activities:
  Net borrowings (payments) on
    revolving debt...................       (29.1)       (19.0)       (79.9)        (56.9)
  Decrease in net outstanding drafts.       (17.7)       (27.3)       (18.8)        (41.7)
  Redemptions and repurchases of
    senior subordinated debentures...       (15.6)          -         (15.6)         (1.4)
  Payments on other debt and capital
    lease obligations and other......         1.3          (.2)          .3          (3.8)
                                        ---------    ---------    ---------     ---------
Net cash used by financing
  activities.........................       (61.1)       (46.5)      (114.0)       (103.8)
                                        ---------    ---------    ---------     ---------
Net cash decrease....................         (.2)         (.7)        (2.6)         (3.2)
Cash at beginning of period..........         7.0          6.5          9.4           9.0
                                        ---------    ---------    ---------     ---------

Cash at end of period................   $     6.8    $     5.8    $     6.8     $     5.8
                                        ---------    ---------    ---------     ---------
                                        ---------    ---------    ---------     ---------

Supplemental disclosures of cash
  flow information:

  Cash paid during the period for:

    Interest.........................   $    19.7    $    21.7     $    26.7    $    29.9
                                        ---------    ---------     ---------    ---------
                                        ---------    ---------     ---------    ---------
    Income taxes.....................   $     9.1    $    14.9     $    11.2    $    15.6
                                        ---------    ---------     ---------    ---------
                                        ---------    ---------     ---------    ---------

Supplemental disclosures of non-cash
  investing and financing activity:

    Capital leases...................   $     1.9    $      -      $     7.6    $      -
                                        ---------    ---------     ---------    ---------
                                        ---------    ---------     ---------    ---------

     See accompanying notes to these condensed consolidated financial statements. /TABLE

             THE VONS COMPANIES,INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at June 16, 1996 and January 1, 1996 and the consolidated results of operations and cash flows for the twelve and twenty-four weeks ended June 16, 1996 and June 18, 1995 have been made. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the twenty-four week period ended June 16, 1996 should not be considered as indicative of the results to be expected for a full year.

     At June 16, 1996, the Company operated 325 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons and Pavilions. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise to support the store network.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Results of Operations

     Sales. Second quarter 1996 sales were $1,261.0 million, an increase of $121.5 million, or 10.7%, over second quarter 1995 sales. Same store sales for second quarter 1996 increased 7.1% over second quarter 1995 sales. Sales for the twenty-four weeks ended
June 16, 1996 were $2,466.6 million, an increase of $184.6 million, or 8.1%, over the twenty-four weeks ended June 18, 1995. The 1996 year-to-date same store sales increased 5.7% over the 1995 year-to-date sales. The increase in sales reflects favorable response to improved customer service, the "Vons Is Value" marketing campaign, a strengthening economy in Southern California and an unusual number of competitor closings. For the remainder of 1996, management does not expect same store sales comparisons to be of the magnitude experienced in second quarter 1996 due to the strong same store sales performance of the Company during the second half of 1995. Since June 18, 1995, the Company has opened 14 stores, closed 15 stores and completed 34 store remodel projects.

     Costs and Expenses. Costs and expenses were $1,207.9 million for second quarter 1996, an increase of $111.2 million, or 10.1%, over second quarter 1995. Year-to-date 1996 costs and expenses were $2,368.2 million, an increase of $171.2 million, or 7.8%, over year-to-date 1995.

     Cost of sales and buying and occupancy expenses as a percentage of sales were 74.3% in second quarter 1996, a decrease of 0.2 percentage point compared with second quarter 1995. For the twenty-four weeks ended June 16, 1996, cost of sales and buying and occupancy expenses as a percentage of sales were 74.4%, a decrease of 0.2 percentage point compared with the comparable 1995 period. The cost of increased promotional activities in 1996 was offset by benefits achieved from category management and increased private brand sales. The improvement in cost of sales and buying and occupancy expenses as a percentage of sales reflects decreased occupancy costs as a percentage of sales.

     Selling and administrative expenses as a percentage of sales were 21.2% in second quarter 1996 a decrease of 0.2 percentage point compared with second quarter 1995. Year-to-date 1996 selling and administrative expenses as a percentage of sales were 21.3%, a decrease of 0.1 percentage point compared with year-to-date 1995. The cost of maintaining store service levels in 1996 has been more than offset by the utilization of a more efficient mix of store labor and improved sales per labor hour.

     Operating Income. Second quarter 1996 operating income was $53.1 million, an increase of $10.3 million over second quarter 1995. Operating margin increased to 4.2% in second quarter 1996 versus 3.8% in second quarter 1995. Operating income for the twenty-four weeks ended June 16, 1996 was $98.4 million, an increase of $13.4 million over the twenty-four weeks ended June 18, 1995. Operating margin increased to 4.0% for the twenty-four weeks ended June 16, 1996 versus 3.7% for the twenty-four weeks ended
June 18, 1995. Operating income before depreciation and amortization of property, amortization of goodwill and other assets and LIFO charge ("FIFO EBITDA") was $81.3 million, or 6.4% of sales, in second quarter 1996 compared with $70.2 million, or 6.2% of sales, in second quarter 1995. FIFO EBITDA was $154.8 million, or 6.3% of sales, for the twenty-four weeks ended June 16, 1996 compared with $139.9 million, or 6.1% of sales, for the twenty-four weeks ended June 18, 1995.

     Interest Expense. Second quarter 1996 net interest expense was $13.3 million, a decrease from second quarter 1995 net interest expense of $15.7 million. Year-to-date 1996 net interest expense was $26.8 million, a decrease of $5.0 million from the comparable
1995 period. The decrease in 1996 interest expense primarily reflects lower weighted average revolving debt borrowings.

     Income Tax Provision. Second quarter 1996 income tax provision was $17.1 million, or a 43.0% effective tax rate. Second quarter 1995 income tax provision was $12.6 million, or a 46.5% effective tax rate. The income tax provision for the twenty-four weeks ended June 16, 1996 was $31.4 million, or a 43.9% effective tax rate. The income tax provision for the twenty-four weeks ended June 18, 1995 was $24.7 million, or a 46.4% effective tax rate. The decrease in the 1996 effective tax rate reflects the increase in income before income tax provision. The effective tax rate is impacted by amortization of excess cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. Second quarter 1996 net income was $22.7 million, or $.51 per share, compared with $14.5 million, or $.33 per share, in second quarter 1995. Net income for the twenty-four weeks ended June 16, 1996 was $40.2 million, or $.90 per share, compared with $28.5 million, or $.65 per share, for the twenty-four weeks ended June 18, 1995.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving debt. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $75.4 million in second quarter 1996 compared with $68.7 million in second quarter
1995 and $151.1 million for the twenty-four weeks ended June 16, 1996 compared with $138.2 million for the twenty-four weeks ended
June 18, 1995.  The ratio of current assets to current liabilities was
0.69 to 1 at June 16, 1996 compared with 0.76 to 1 at December 31, 1995.

     Net cash used for investing activities was $14.5 million in second quarter 1996 compared with $22.9 million in second quarter
1995 and $39.7 million for the twenty-four weeks ended June 16, 1996 compared with $37.6 million for the twenty-four weeks ended
June 18, 1995. The Company opened five stores, closed eight stores and completed 14 store remodel projects during the twenty-four weeks ended June 16, 1996. The Company anticipates that total 1996 capital expenditures will be approximately $200 million of which approximately $145 million will be cash capital expenditures. Capital expenditures in 1996 have been and will continue to be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone these programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $61.1 million in second quarter 1996 compared with $46.5 million in second quarter 1995. Net cash used by financing activities was $114.0 million for the twenty-four weeks ended June 16, 1996 compared with $103.8 million for the twenty-four weeks ended June 18, 1995. These changes reflect the mandatory redemption of $15.6 million of the Company's 6-5/8% Senior Subordinated Debentures. The level of borrowings under the Company's revolving debt is dependent primarily upon net cash provided by operating activities, long-term borrowing activity and capital expenditure requirements.

     At June 16, 1996, the Company's revolving debt borrowings totaled $97.9 million compared with the December 31, 1995 revolving debt borrowings of $177.8 million. This decrease primarily reflects the excess of cash provided from operating activities of $151.1 million over capital expenditures of $44.2 million. At June 16, 1996, the Company had available unused credit of $527.0 million under its Revolving Loan. For the twenty-four weeks ended June 16, 1996, the weighted average interest cost on revolving debt was 7.2%; the corresponding bank prime rate at June 16, 1996 was 8.25%.

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward- looking statements. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators, economic conditions in the Company's primary markets and the other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company has been served as a defendant in two actions, Tropin et al. v. Thenen et al. and Walco Investments, Inc.
          ------------------------------     -----------------------
          et al. v. Thenen et al., which have been pending since
          -----------------------
          December 21, 1993 in the United States District Court for
          The Southern District of Florida. In each case, the plaintiffs seek unspecified damages, alleging that certain defendants, a group of individuals and companies not including the Company, acted together to illegally and fraudulently obtain money through the use of entities in the diverting business, which involves the purchase of goods at a discount for resale to others.
          The Company and certain other defendants are alleged to be responsible for employees or agents who provided false information to lenders and other persons which induced them to extend credit to or to invest in the fraudulent enterprises. In addition, the Company and other defendants are alleged to have benefited from the enterprises' fraudulent activities because the defendants purchased goods from the enterprises at a price lower than would have been available but for the fraudulent activities. The claims brought against the Company and other defendants include fraud, violation of state and federal anti-racketeering laws, conversion and aiding and abetting fraud and conspiracy. The Company was served as a party to the actions in November 1995. While answers to the actions have not yet been filed because of jurisdictional defenses raised by the Company, extensive discovery involving the Company recently commenced, and the Company is defending the lawsuits vigorously. Trial is set to commence in October, 1996.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               On May 8, 1996, the Company held its Annual Meeting of Shareholders in Arcadia, California. At that meeting, the shareholders elected all four directors nominated by the Board of Directors. The number of votes cast for, against or withheld for each elected director were as follows:


                                                  Number of Votes Cast
                                           ---------------------------------
                                               For       Against   Withheld
                                           ----------   --------   ---------
          William S. Davila                40,454,089         -      690,527
          James H. Greene, Jr.             40,452,079         -      692,537
          John M. Lillie                   40,796,006         -      348,610
          Charles E. Rickershauser, Jr.    40,453,862         -      690,754


               The other directors whose term of office as a director continued after the meeting are as follows:

          Steven A. Burd
          Lawrence A. Del Santo
          Fritz L. Duda
          Richard E. Goodspeed
          Robert I. MacDonnell
          Peter A. Magowan
          Roger E. Stangeland
          William Y. Tauscher

               The shareholders also approved an amendment to The Vons Companies, Inc. 1990 Stock Option and Restricted Stock Plan to increase the authorized number of shares to be issued thereunder from 4,000,000 to 6,000,000 shares and to implement a per employee share limitation of 500,000 shares per year. The number of votes cast for the amendment were 34,467,256, against were 6,597,611 and votes abstained were 79,749.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27     Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended June 16, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE VONS COMPANIES, INC.


Date:  July 22, 1996             /s/ LAWRENCE A. DEL SANTO
                                 ----------------------------------
                                     Lawrence A. Del Santo
                                     Chairman and
                                     Chief Executive Officer




Date:  July 22, 1996             /s/ PAMELA K. KNOUS
                                 ----------------------------------
                                     Pamela K. Knous
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer