Form 10-Q
period 1996-10-06
VONS COMPANIES INC
filed 1996-11-05
CIK 715633

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                         -----------------------
                                FORM 10-Q

     (Mark one)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 6, 1996

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
Yes   X    No
     ---       ---
Shares of common stock outstanding at October 31, 1996 - 43,943,972

                            PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements

                    THE VONS COMPANIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               AND RETAINED EARNINGS

All amounts except per share data in millions and as a percentage of sales

                                   (Unaudited)

                                Sixteen Weeks Ended                        Forty Weeks Ended
                      ---------------------------------------     ---------------------------------------
                       October 6, 1996      October 8, 1995        October 6, 1996      October 8, 1995
                      ------------------   ------------------     ------------------   ------------------
Sales..............   $   1,676.6  100.0%  $   1,565.3  100.0%    $   4,143.2  100.0%  $   3,847.3  100.0%
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Costs and expenses:
  Cost of sales,
    buying and
    occupancy......       1,256.7   74.9       1,174.6   75.0         3,092.4   74.6       2,875.5   74.8
  Selling and
    administrative
    expenses.......         347.0   20.7         331.6   21.2           872.6   21.1         820.8   21.3
  Amortization of
    excess cost
    over net assets
    acquired.......           4.7     .3           4.7     .3            11.6     .3          11.6     .3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
                          1,608.4   95.9       1,510.9   96.5         3,976.6   96.0       3,707.9   96.4
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Operating income...          68.2    4.1          54.4    3.5           166.6    4.0         139.4    3.6
Interest expense,
  net..............          16.6    1.0          20.1    1.3            43.4    1.0          51.9    1.3
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Income before
  income tax
  provision........          51.6    3.1          34.3    2.2           123.2    3.0          87.5    2.3
Income tax
  provision........          22.2    1.3          15.8    1.0            53.6    1.3          40.5    1.1
                      -----------  -----   -----------  -----     -----------  -----   -----------  -----
Net income.........          29.4    1.8          18.5    1.2            69.6    1.7          47.0    1.2
                                   -----                -----                  -----                -----
                                   -----                -----                  -----                -----
Retained earnings -
  beginning of
  period...........         316.1                236.3                  275.9                207.8
                      -----------          -----------            -----------          -----------
Retained earnings -
  end of period....   $     345.5          $     254.8            $     345.5          $     254.8
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Income per common
  and common
  equivalent share:
    Net income.....   $       .66          $       .42            $      1.56          $      1.07
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

Weighted average
  common and common
  equivalent shares          44.7                 44.0                   44.6                 43.8
                      -----------          -----------            -----------          -----------
                      -----------          -----------            -----------          -----------

     See accompanying notes to these condensed consolidated financial statements.


       THE VONS COMPANIES, INC. AND SUBSIDIARIES

         CONDENSED CONSOLIDATED BALANCE SHEETS

           All amounts in millions of dollars

                       (Unaudited)



                                                             October 6,     December 31,
                                                                1996           1995
                                                             ----------     ------------
                    ASSETS

  Current assets:
    Cash......................................               $      6.3     $        9.4
    Accounts receivable.......................                     38.7             31.7
    Inventories...............................                    321.9            350.7
    Other.....................................                     73.8             60.5
                                                             ----------     ------------
      Total current assets....................                    440.7            452.3
  Property and equipment, net.................                  1,182.9          1,192.5
  Excess of cost over net assets acquired.....                    471.2            482.8
  Other.......................................                     58.1             58.9
                                                             ----------     ------------
  TOTAL ASSETS................................               $  2,152.9     $    2,186.5
                                                             ----------     ------------
                                                             ----------     ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Current maturities of long-term debt and
      capital lease obligations ..............               $    142.3     $       25.7
    Accounts payable..........................                    284.4            304.2
    Accrued liabilities.......................                    279.3            263.5
                                                             ----------     ------------
      Total current liabilities...............                    706.0            593.4
  Accrued self-insurance .....................                    140.0            128.0
  Deferred income taxes.......................                    119.7            118.9
  Other noncurrent liabilities................                     62.0             65.0
  Senior debt and capital lease obligations...                    139.1            352.2
  Subordinated debt, net......................                    284.1            305.7
                                                             ----------     ------------
      Total liabilities.......................                  1,450.9          1,563.2
                                                             ----------     ------------
  Shareholders' equity:
    Common stock..............................                      4.4              4.3
    Paid-in capital...........................                    352.2            343.2
    Retained earnings.........................                    345.5            275.9
    Notes receivable for stock................                      (.1)             (.1)
                                                             ----------     ------------
      Total shareholders' equity..............                    702.0            623.3
                                                             ----------     ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..               $  2,152.9     $    2,186.5
                                                             ----------     ------------
                                                             ----------     ------------


     See accompanying notes to these condensed consolidated financial statements.


                 THE VONS COMPANIES, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     All amounts in millions of dollars

                                 (Unaudited)

                                                         Sixteen Weeks Ended         Forty Weeks Ended
                                                      -------------------------   -------------------------
                                                      October 6,    October 8,    October 6,    October 8,
                                                         1996          1995          1996          1995
                                                      -----------   -----------   -----------   -----------
Cash flows from operating activities:
  Net income......................................... $      29.4   $      18.5   $      69.6   $      47.0
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization of property
        and capital leases...........................        30.8          31.1          76.8          77.0
      Amortization of excess cost over net assets
        acquired and other assets....................         5.2           4.9          12.6          12.3
      Amortization of debt discount and deferred
        financing costs..............................         1.8           2.1           4.8           5.2
      LIFO charge....................................         1.8           3.1           4.8           4.7
      Deferred income taxes..........................         1.0          (6.0)          3.3           7.1
      Change in assets and liabilities:
          (Increase) decrease in accounts receivable.         1.6           5.9          (7.0)         14.4
          (Increase) decrease in inventories at FIFO
            costs....................................       (10.7)        (26.0)         24.0           9.4
          (Increase) decrease in other current assets        (2.0)         (7.7)          (.9)        (12.0)
          (Increase) decrease in noncurrent assets...          .8          (2.7)         (2.2)         (6.7)
          Increase (decrease) in accounts payable....        14.4          (3.1)         (1.1)          3.1
          Increase (decrease) in accrued liabilities.       (20.1)         33.7          17.0          24.7
          Increase (decrease) in noncurrent
            liabilities..............................         5.6           5.7           9.0          11.5
                                                      -----------   -----------   -----------   -----------

Net cash provided by operating activities............        59.6          59.5         210.7         197.7
                                                      -----------   -----------   -----------   -----------

Cash flows from investing activities:
  Addition of property, plant and equipment..........       (31.5)        (32.9)        (75.7)        (73.9)
  Disposal of property, plant and equipment..........         5.1           5.5           9.6           8.9
                                                      -----------   -----------   -----------   -----------

Net cash used for investing activities...............       (26.4)        (27.4)       (66.1)         (65.0)
                                                      -----------   -----------   -----------   -----------

Cash flows from financing activities:
  Net payments on revolving debt.....................       (32.9)        (37.1)      (112.8)         (94.0)
  Increase (decrease) in net outstanding drafts......          .1           8.8        (18.7)         (32.9)
  Repurchase of senior subordinated debentures.......          -            (.9)       (15.6)          (2.3)
  Payments on other debt, capital lease obligations
    and other........................................         (.9)         (2.4)         (.6)          (6.2)
                                                      -----------   -----------   -----------   -----------

Net cash used by financing activities................       (33.7)        (31.6)       (147.7)       (135.4)
                                                      -----------   -----------   -----------   -----------

Net cash increase (decrease).........................         (.5)           .5          (3.1)         (2.7)
Cash at beginning of period..........................         6.8           5.8           9.4           9.0
                                                      -----------   -----------   -----------   -----------


Cash at end of period................................ $       6.3   $       6.3   $       6.3   $       6.3
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest......................................... $      18.0   $      21.3   $      44.7   $      51.2
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

    Income taxes..................................... $      42.1   $      20.6   $      53.3   $      36.2
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

Non-Cash investing and financing activities:

   Capital leases.................................... $        -    $        -    $       7.6   $        -
                                                      -----------   -----------   -----------   -----------
                                                      -----------   -----------   -----------   -----------

     See accompanying notes to these condensed consolidated financial statements. /TABLE

             THE VONS COMPANIES,INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            (Unaudited)

1.   Basis of Presentation

     The financial data included herein have been prepared by the Company without audit. In the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the Company's consolidated financial position at October 6, 1996 and December 31, 1995 and the consolidated results of operations and cash flows for the sixteen and forty weeks ended October 6, 1996 and October 8, 1995 have been made. Certain reclassifications were made to prior period's balances for comparative purposes. This interim information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report filed on Form 10-K. Due to seasonality and other market conditions, the results for the quarterly period ended October 6, 1996 and for the forty week period ended October 6, 1996 should not be considered as indicative of the results to be expected for a full year.

     At October 6, 1996, the Company operated 322 supermarket and food and drug combination stores, primarily in Southern California, under the names Vons and Pavilions. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise to support the store network.

2.  Subsequent Event

     On October 30, 1996, Safeway, Inc. (the beneficial owner of approximately 34.5% of the Company's outstanding common stock), publicly made a proposal for the acquisition of the Company. In response to the unsolicited proposal from Safeway, the Company stated that the proposal will be studied by a committee of outside directors of the Company, which will respond in due course.

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Unaudited)

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

     Certain statements contained in the following discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators, economic conditions in the Company's primary markets and the other uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

Results of Operations

     Sales. Third quarter 1996 sales were $1,676.6 million, an increase of $111.3 million, or 7.1%, over third quarter 1995 sales. Same store sales for third quarter 1996 increased 5.2% over third quarter 1995 sales. Sales for the forty weeks ended October 6, 1996 were $4,143.2 million, an increase of $295.9 million, or 7.7%, over sales for the forty weeks ended October 8, 1995. The 1996 year-to-date same store sales increased 5.5% over the 1995 year-to-date sales.
The increase in sales reflects favorable response to improved customer service, the "Vons Is Value" marketing campaign, a strengthening economy in Southern California and an unusual number of competitor closings. For the remainder of 1996, management does not expect same store sales comparisons to be of the magnitude experienced in third quarter 1996 due to the strong same store sales performance of the Company during the last quarter of 1995. Since October 8, 1995, the Company has opened ten stores, closed 17 stores and completed
30 store remodel projects.

     Costs and Expenses. Costs and expenses were $1,608.4 million for third quarter 1996, an increase of $97.5 million, or 6.5%, over third quarter 1995. Year-to-date 1996 costs and expenses were $3,976.6 million, an increase of $268.7 million, or 7.2%, over year-to-date 1995.

     Cost of sales and buying and occupancy expenses as a percentage of sales were 74.9% in third quarter 1996, a decrease of 0.1 percentage point compared with third quarter 1995. For the forty weeks ended October 6, 1996, cost of sales and buying and occupancy expenses as a percentage of sales were 74.6%, a decrease of 0.2 percentage point compared with the comparable 1995 period. The cost of increased promotional activities in 1996 was offset by benefits achieved from category management and increased private brand sales. The improvement in cost of sales and buying and occupancy expenses as a percentage of sales also reflects decreased occupancy costs as a percentage of sales.

     Selling and administrative expenses as a percentage of sales were 20.7% in third quarter 1996 a decrease of 0.5 percentage point compared with third quarter 1995. Year-to-date 1996 selling and administrative expenses as a percentage of sales were 21.1%, a decrease of 0.2 percentage point compared with year-to-date 1995. The cost of maintaining store service levels in 1996 has been more than offset by the utilization of a more efficient mix of store labor and improved sales per labor hour. The improvement in selling and administrative expenses also reflects the success of continued efforts to control expenses as a percent of sales.

     Operating Income. Third quarter 1996 operating income was $68.2 million, an increase of $13.8 million over third quarter
1995. Operating margin increased to 4.1% in third quarter 1996 versus 3.5% in third quarter 1995. Operating income for the forty weeks ended October 6, 1996 was $166.6 million, an increase of $27.2 million over the forty weeks ended October 8, 1995. Operating margin increased to 4.0% for the forty weeks ended October 6, 1996 compared with 3.6% for the forty weeks ended October 8, 1995. Operating income before depreciation and amortization of property, amortization of goodwill and other assets and LIFO charge
("FIFO EBITDA") was $106.0 million, or 6.3% of sales, in third quarter 1996 compared with $93.5 million, or 6.0% of sales, in third quarter 1995. FIFO EBITDA was $260.8 million, or 6.3% of sales, for the forty weeks ended October 6, 1996 compared with $233.4 million, or 6.1% of sales, for the forty weeks ended
October 8, 1995.

     Interest Expense. Third quarter 1996 net interest expense was $16.6 million, a decrease from third quarter 1995 net interest expense of $20.1 million. Year-to-date 1996 net interest expense was $43.4 million, a decrease of $8.5 million from the comparable 1995 period. The decrease in 1996 interest expense primarily reflects lower weighted average revolving debt borrowings.

     Income Tax Provision. Third quarter 1996 income tax provision was $22.2 million, or a 43.0% effective tax rate. Third quarter 1995 income tax provision was $15.8 million, or a 46.1% effective tax rate. The income tax provision for the forty weeks ended October 6, 1996 was $53.6 million, or a 43.5% effective tax rate. The income tax provision for the forty weeks ended October 8, 1995 was $40.5 million, or a 46.3% effective tax rate. The decrease in the 1996 effective tax rate reflects the increase in income before income tax provision. The effective tax rate is impacted by amortization of excess cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. Third quarter 1996 net income was $29.4 million, or $.66 per share, compared with $18.5 million, or $.42 per share, in third quarter 1995. Net income for the forty weeks ended October 6, 1996 was $69.6 million, or $1.56 per share, compared with $47.0 million, or $1.07 per share, for the forty weeks ended October 8, 1995. Net income increased due to the factors described above.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving debt facility. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service requirements as currently contemplated.

     Net cash provided by operating activities was $59.6 million in third quarter 1996 compared with $59.5 million in third quarter 1995; and $210.7 million for the forty weeks ended October 6, 1996 compared with $197.7 million for the forty weeks ended October 8, 1995. The ratio of current assets to current liabilities was 0.62 to 1 at October 6, 1996 compared with
0.76 to 1 at December 31, 1995.

     Net cash used for investing activities was $26.4 million in third quarter 1996 compared with $27.4 million in third quarter 1995 and $66.1 million for the forty weeks ended
October 6, 1996 compared with $65.0 million for the forty weeks ended October 8, 1995. The Company opened nine stores, closed
15 stores and completed 22 store remodel projects during the forty weeks ended October 6, 1996. The Company anticipates that total 1996 capital expenditures will be approximately $220 million of which approximately $140 million will be cash capital expenditures. Capital expenditures in 1996 have been and are expected to continue to be funded out of cash provided by operations, revolving debt and/or through operating leases.
The Company's capital expenditure program has substantial flexibility and is subject to revision based on various factors including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors. In the near term, if the Company were to reduce substantially or postpone its current capital expenditure programs, there would be no substantial impact on current operations and it is likely that more cash would be available for debt servicing. In the long term, if such programs were substantially reduced, in the Company's opinion, its business, and ultimately its cash flow, would be adversely impacted.

     Net cash used by financing activities was $33.7 million in third quarter 1996 compared with $31.6 million in third quarter 1995. Net cash used by financing activities was $147.7 million for the forty weeks ended October 6, 1996 compared with $135.4 million for the forty weeks ended October 8, 1995. These changes reflect the mandatory redemption by the Company of $15.6 million of the Company's 6-5/8% Senior Subordinated Debentures. The level of borrowings under the Company's revolving debt facility is dependent primarily upon net cash provided by operating activities, long-term borrowing activity and capital expenditure requirements.

     At October 6, 1996, the Company's revolving debt borrowings totaled $65.0 million compared with the December 31, 1995 revolving debt borrowings of $177.8 million. This decrease primarily reflects the excess of cash provided from operating activities of $210.7 million over capital expenditures of $75.7 million. At October 6, 1996, the Company had available unused credit of $559.7 million under its Revolving Loan. For the forty weeks ended October 6, 1996, the weighted average interest cost on revolving debt was 6.8% plus commitment fees on unused borrowings. The corresponding bank prime rate at October 6, 1996 was 8.25%.

Other Matter

     As previously announced, on October 30, 1996, Safeway, Inc. (the beneficial owner of approximately 34.5% of the Company's outstanding common stock), publicly made a proposal for the acquisition of the Company. In response to the unsolicited proposal from Safeway, the Company stated that the proposal will be studied by a committee of outside directors of the Company, which will respond in due course.

                   PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          In addition to the legal proceedings referenced in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, on September 13, 1996, a
          class action lawsuit titled McCampbell, et al. v. Ralphs
                                      ----------------------------
          Grocery Company, et al. was filed in the Superior Court
          -----------------------
          of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California.
          The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future acts in restraint of trade and unfair competition. Because the case was recently filed, discovery has just commenced. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.


          The Company has been served as a defendant in two actions, Tropin et al. v. Thenen et al. and Walco Investments, Inc.
          ------------------------------     -----------------------
          et al. v. Thenen et al., which have been pending since
          -----------------------
          December 21, 1993 in the United States District Court for The Southern District of Florida. In each case, the plaintiffs seek unspecified damages, alleging that certain defendants, a group of individuals and companies not including the Company, acted together to illegally and fraudulently obtain money through the use of entities in the diverting business, which involves the purchase of goods at a discount for resale to others.
          The Company and certain other defendants are alleged to be responsible for employees or agents who provided false information to lenders and other persons which induced them to extend credit to or to invest in the fraudulent enterprises. The claims brought against the Company and other defendants include fraud, violation of state and federal anti-racketeering laws, conversion and aiding and abetting fraud and conspiracy. Subsequent to October 6, 1996, the plaintiffs and the Company reached an agreement to settle the claims against the Company. The settlement had no material effect on the results of operations or financial position of the Company. The settlement is subject to approval by the persons who are members of the plaintiff class and by the court before which the actions are pending. If the settlement is not approved, the Company intends to continue its active defense of the actions.

          The Company, along with the other major supermarket chains in Southern California, has been named as a defendant in three nearly identical class action lawsuits filed in late November and early December 1992 in the Superior Court of the State of California for the County of Los Angeles. In these cases the plaintiffs alleged claims for antitrust violations, restraint of trade and false advertising in connection with the pricing of fluid milk in Los Angeles County, seeking unspecified damages and injunctive relief. While admitting no liability, the Company has entered into a proposed agreement to settle the claims asserted by plaintiffs. That settlement has been approved by the persons who are members of the plaintiff class. The court before which the claims are pending must also approve the settlement as fair and reasonable; a motion seeking such approval has been heard and is pending. If the settlement is not approved by the court, the Company' management intends to continue to defend the action vigorously.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               27     Financial Data Schedule

               Management Contracts or Compensatory Plans or
               Arrangements:

               10.9.1 The Vons Companies, Inc. Amended and Restated Severance Plan for Senior Management and
                       Key Employees dated July 15, 1996.

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended October 6, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE VONS COMPANIES, INC.


Date:  November 4, 1996          /s/ LAWRENCE A. DEL SANTO
                                 ----------------------------------
                                     Lawrence A. Del Santo
                                     Chairman and
                                     Chief Executive Officer




Date:  November 4, 1996          /s/ PAMELA K. KNOUS
                                 ----------------------------------
                                     Pamela K. Knous
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Treasurer