Form 10-K405
period 1996-12-29
VONS COMPANIES INC
filed 1997-03-28
CIK 715633

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

For the fiscal year ended December 29, 1996

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

              6-5/8% Senior Subordinated Debentures
              9-5/8% Senior Subordinated Notes
              8-3/8% Senior Subordinated Notes

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 1997: Common
Stock, par value $.10 per share - $1,972,545,355.

      The number of shares of Common Stock outstanding as of March 10, 1997 - 44,174,285.

      Documents incorporated by reference: To the extent required to be filed, the registrant will file an amendment to this Form 10-K within 120 days of the end of its fiscal year to provide the information required by Part III of this Form 10-K.

                              PART I

ITEM 1: BUSINESS

General

     The Vons Companies, Inc. ("Vons" or the "Company") is the second largest supermarket chain in Southern California based on sales. As of December 29, 1996,
Vons operated 320 supermarket and food and drug combination stores. Vons also operates a fluid milk processing facility, an ice cream plant, a bakery and distribution facilities for meat, grocery, produce and general merchandise. The Company's stores operate under the "Vons" and "Pavilions" names. The Company's marketing platform is built on offering the customer greater value than found elsewhere by combining competitive pricing with superior service, quality, selection and convenience.

     Vons grocery business was founded in 1906. From 1969 until December 1985, it was owned, along with certain other merchandising businesses, by Household International, Inc.
In 1985, these merchandising businesses were acquired in a leveraged buyout by a newly-formed corporation which kept the grocery business and sold all of the other merchandising businesses. The newly-formed corporation was subsequently merged in 1987 with and into Allied Supermarkets, Inc., a Michigan corporation ("Allied"), and the surviving corporation was renamed The Vons Companies, Inc., a Michigan corporation. Simultaneously with the merger, substantially all of the business previously operated by Allied was sold to a company organized by the former management of Allied, leaving the Company with operations located only in Southern California, as they existed prior to the merger.

     On August 29, 1988, the Company purchased substantially all of the Southern California operations of Safeway, Inc. ("Safeway"). At the time of the acquisition (the "Safeway Acquisition"), these operations included 162 supermarkets and manufacturing and distribution facilities. As a result of the Safeway Acquisition and other purchases of Vons common stock, Safeway, through a wholly owned subsidiary, is Vons largest shareholder, with approximately 34.3% of the outstanding shares of Vons common stock. Safeway is currently an affiliate of Kohlberg Kravis Roberts & Co.

     The Proposed Merger

     On December 15, 1996, Vons entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), with Safeway for a business combination in which, among other things, Safeway will issue 1.425 shares of Safeway common stock for each share of Vons common stock that Safeway does not currently own and Vons will be merged with and into a wholly owned subsidiary of Safeway (the
"Merger"). The transaction, which was unanimously approved by a special committee of the Vons Board of Directors, comprised of directors who are not affiliated with Safeway, is subject to approval by a majority of the outstanding
Vons common shares not held by Safeway and its affiliates, and certain other conditions. The combined company will be the second largest grocery chain in North America, with 1,377 stores and sales in excess of $22 billion. The proposed merger is expected to close early in the second quarter of 1997. Safeway, Inc. is one of the world's largest food retailers, operating 1,052 stores in the United States and Canada at the end of fiscal 1996.

Store Formats

     The Company operates its stores under the Vons and Pavilions formats. Each format is designed for a different customer segment as evidenced by the store location, appearance and product offerings. A key strategy of the Company is to tailor its store and merchandise offerings to reflect its diverse customer base.

     The Company supports its stores with centralized functions for marketing, advertising, buying, real estate development, management information systems, distribution, manufacturing, accounting and administration to maximize operating leverage and profitability.

     Both store formats, Vons and Pavilions, offer extensive assortments of food products, including departments for dry groceries, produce, meat, seafood, dairy, wine and liquor. The majority of stores also offer service departments such as hot bakeries, service floral, delicatessens, service meat departments and banking facilities. Selected Pavilions stores offer an expanded greeting card department, a health and beauty care department including cosmetics, a sausage and smoke shop, bagel shop, sushi bar and high quality prepared Chinese food. Approximately one-third of the Company's stores offer full-service pharmacies.

New Store Openings and Store Remodel Projects

     The Company expects to continue to augment sales growth through the continuation of its new store opening program and ongoing chainwide remodel program. The
Company currently plans to open 13 new stores, including
5 replacement stores, in 1997, subject to changes by Safeway following the proposed Merger. In 1996, the Company maintained its goal of having 80% of its stores either newly opened or remodeled within the preceding five years.

     Store remodel projects enable Vons to present a store appearance consistent with Vons evolving store formats and to continuously update the store base through the introduction, where possible, of service departments and new merchandising modules, which are intended to generate higher gross margins and build store traffic. Vons remodeling program includes remerchandising to reflect a contemporary design and decor package including selected fixture replacements. The Company completed 68, 37 and 14 store remodeling projects in fiscal 1996, 1995 and 1994, respectively.

     Vons capital expenditures for store projects were $185.4 million and $130.5 million in fiscal 1996 and 1995, respectively. It is anticipated that 1997 capital expenditures for Vons store projects will be funded out of cash provided by operations, revolving debt and/or through operating leases. The capital expenditure program has substantial flexibility and is subject to revision based on various factors, including but not limited to business conditions, changing time constraints, cash flow requirements and competitive factors.

     The following table shows, by store format, the number of Vons stores in operation at the end of each of the years indicated and the number of stores opened, closed or converted during each year:

                                VONS     PAVILIONS    TIANGUIS     EXPO      TOTAL
                               ------    ---------    --------    ------    ------
1994:
Beginning store count......       305           32           3         5       345
Stores opened..............         6            -           -         -         6
Stores closed or sold......       (17)           -           -         -       (17)
Store format conversions...        (1)           1          (3)        3         -
                               ------    ---------    --------    ------    ------
Ending store count.........       293           33           0         8       334
                               ------    ---------    --------    ------    ------
1995:
Stores opened..............        13            -           -         -        13
Stores closed or sold......       (11)           -           -        (8)      (19)
                               ------    ---------    --------    ------    ------
Ending store count.........       295           33           0         0       328
                               ------    ---------    --------    ------    ------
1996:
Stores opened..............        10            -           -         -        10
Stores closed or sold......       (17)          (1)          -         -       (18)
                               ------    ---------    --------    ------    ------
Ending store count.........       288           32           0         0       320
                               ------    ---------    --------    ------    ------
                               ------    ---------    --------    ------    ------
Average gross square
  feet per store at
  December 29, 1996........    36,200       43,300           -         -    36,900
                               ------    ---------    --------    ------    ------
                               ------    ---------    --------    ------    ------

The Company closes stores based on replacement strategies or lease renewals. Following completion of the Merger, Vons management expects to continue these types of store closures in the future.

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

     Vons faces a number of major as well as smaller competitors in its market. The Company believes that in recent years the increase in the number of competitors' stores and the addition of convenience stores, drug stores, mass merchandisers, specialty stores, warehouse stores, membership stores as well as discount stores and fast food and other restaurants which compete for the same customers has resulted in intensified competition. This trend is expected to continue.

     Both of the Company's store formats utilize promotional buying opportunities to pass along special values to their customers. Also, stores offer customers additional savings through the use of double coupons, advertised weekly specials and a free membership loyalty club known as VonsClub. This club offers customers special values and programs and enables the Company and its vendors to target specific customer segments and better understand household buying behavior. Vons is the only operator in its market area with an established free membership loyalty club offered to its customers.
Vons marketing and communication strategy is based on a combination of direct mail, newspaper, television and radio.

     The principal competitive factors in the retail supermarket business include price, fast, friendly service, quality of products, breadth of product assortment, store condition and store location. Vons believes that customers are placing greater emphasis on price and overall value. The Company's marketing campaign has incorporated the slogan "Vons Is Value" since 1994.
These campaigns emphasize the Vons Value formula which combines competitive prices with customer service and high quality products. Low prices, advertised weekly specials, free membership club savings and double coupons are integral parts of the Vons offering. Another important component of the Vons Value offering is the amount of labor allocated for customer service and check-out which the Company believes has increased customer satisfaction. Vons believes that its strength is its ability to deliver a high value shopping experience through a blend of high quality products, superior customer service and product assortments at competitive prices combined with VonsClub, double coupons and advertised weekly specials.

Merchandising and Store Operations

     An average store offers approximately 30,000 to 40,000 merchandise items. Vons carries a full assortment of brand-name grocery products and emphasizes quality and freshness in its produce, meat and seafood selections.
Brand name items are complimented by an extensive line of private brand products in all categories. In addition to its proprietary Jerseymaid line of dairy products, the Company carries the private brand "SELECT." This upscale private brand was first introduced in 1994. The Company intends to increase its private brand penetration as a percent of sales by marketing its branded items and introducing additional private brand items, including those under the "SELECT" label. In 1996, private brand sales accounted for approximately 19% of sales.

     Vons is committed to being the low cost operator in the market areas it serves. Vons strategy is to continue to decrease its operating costs through aggressive buying, introduction and maintenance of various merchandising and technological innovations and stringent cost controls.

     As part of its effort to improve efficiency and reduce operating costs, the Company is actively pursuing an industry-wide effort known as Efficient Consumer
Response ("ECR"). This effort includes a review of the Company's products by category to achieve an efficient assortment which reduces the number of products offered without compromising customer satisfaction. A neighborhood-specific product assortment with efficient space management improves in-stock conditions and reduces inventory. The Company has also implemented systems to allow for more efficient replenishment of inventory such as continuous replenishment systems and electronic ordering and invoicing.

     In addition, the Company is committed to neighborhood marketing and merchandising to serve the diverse needs of its customer base. Over the past few years, Vons has developed systems to give store managers more control over store merchandising needs. The Company improves the consistency of store operations through its policy to develop store managers internally. All store managers participate in a bonus program which is based primarily upon their individual store sales and profit and are included in the Company's stock option program.

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

Support and Other Services

     The Company operates a fluid milk processing facility, an ice cream plant and a central bakery.

     Vons operates two distribution facilities in Southern
California. The Company utilizes computerized inventory and labor management systems throughout its distribution network. As of December 29, 1996, Vons operated a fleet of 414 tractors and 1,162 trailers, of which 105 and 322, respectively, were leased and the remainder were owned.
The Company's transportation department utilizes on-board electronic trip recorders to monitor travel times and a sophisticated computerized routing system. Approximately
75% of store sales in 1996 represented inventories supplied by these distribution facilities, and the balance was delivered directly to the stores by vendors.

Governmental Regulation

     Vons is subject to regulation by a variety of governmental agencies, including the California Department of Alcoholic Beverage Control, the California State Board of Pharmacy, the California Department of Agriculture, the U.S. Food and Drug Administration, the U.S. Department of Agriculture and state and local health departments and weights and measures agencies.

     In connection with the 1988 Safeway Acquisition, Vons,
Safeway and certain other parties entered into a consent order (the "Consent Order") with the Federal Trade
Commission (the "FTC") whereby Vons divested three retail grocery stores and Safeway divested nine retail grocery stores to competitors in Southern California. The Consent
Order, among other things, also limits for ten years the acquisition by Vons of existing supermarkets from any other party in certain trade areas where both Vons and Safeway operated stores prior to the Safeway Acquisition, allowing a specified number of such acquisitions within any 12-month period in some areas and prohibiting acquisitions in others.

     In 1992, in connection with the Williams Bros.
acquisition, the Company entered into a consent order with the FTC whereby the Company divested one of the Williams
Bros. store locations and among other things, agreed to seek FTC approval before acquiring any supermarket, or any interest in any company owning a supermarket, in San Luis Obispo County for ten years.

Employees

     At December 29, 1996, Vons employed approximately
11,100 full-time and 19,300 part-time employees as follows:

                                             Non-
                                Union       Union        Total
                                ------      ------      -------
Hourly..................        28,600         500       29,100
Salaried................             -       1,300        1,300
                                ------      ------      -------
Total Employees.........        28,600       1,800       30,400
                                ------      ------      -------
                                ------      ------      -------


     In the fall of 1994, the Company negotiated a four-year contract with the International Brotherhood of Teamsters'
Union which will expire on September 13, 1998.

     In the fall of 1995, the Company negotiated a four-year contract with the United Food and Commercial Workers'
International Unions which will expire on October 3, 1999.

     Like its major competitors, pursuant to its various collective bargaining agreements, Vons contributes to Taft-
Hartley multi-employer, joint pension plans. Under pertinent law, a participating employer which totally or partially withdraws from such a pension plan could be liable for unfunded vested benefits, which could be substantial.

Insurance

     Vons carries insurance which it believes to be customary in the supermarket industry to protect the Company against catastrophic loss, including earthquake insurance. The Company is approved in both California and Nevada to self-insure workers' compensation and general liability exposures and maintains third-party insurance for loss exposures in excess of self-insured retentions and deductibles.

Executive Officers of the Registrant

     Set forth below is certain information concerning the executive officers of the Company as of March 27, 1997:


Name                       Age        Position
----                       ---        --------

Lawrence A. Del Santo      63         Chairman of the Board
                                      and Chief Executive Officer

Richard E. Goodspeed       60         President and Chief
                                      Operating Officer

Susan M. Klug              37         Senior Vice President
                                      Marketing

Pamela K. Knous            42         Executive Vice President,
                                      Chief Financial Officer and
                                      Treasurer

Terry R. Peets             52         Executive Vice President

Harold E. Rudnick          48         Senior Vice President
                                      Retail Purchasing

Terrence J. Wallock        52         Executive Vice President,
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

     Mr. Goodspeed was elected a Director of the Company in February 1996. Mr. Goodspeed also continues in the position of President and Chief Operating Officer of the Company, to which he was appointed in April 1994. Prior to joining the Company, Mr. Goodspeed was Executive Vice President - Food of American Stores Company and President and Chief Operating Officer of Lucky Stores, Inc. a position he held since September 1988.

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

ITEM 2: PROPERTIES

     As of December 29, 1996, the Company leased 228 of its stores and owned 92 of its stores. At December 29, 1996, 195 of the Company's leases provided for contingent rental payments based on a percentage of such rental property's sales over specified amounts, which typically range from 1.0% to 1.5% of total gross sales, less amounts expended for common area maintenance, real estate taxes and insurance; the balance had no percentage rent clauses. Store leases have various expiration dates through 2021. Renewal options range up to 40 years. The following table lists the number of such store leases for open stores that are due to expire
(assuming exercise of all renewal options) in each of the specified periods:

                                        Number of
              Calendar Years         Expiring Leases
              --------------         ---------------
              1997-2001..........                  7
              2002-2006..........                 13
              2007-2011..........                 20
              2012-2016..........                 21
              2017-2021..........                 29
              2022 and thereafter                138


     The Company has a $110.8 million mortgage loan on 51 properties requiring monthly principal and interest payments of approximately $1.0 million with a one-time principal and interest payment of $110.7 million in July 1997. The Company has other real estate notes and mortgages covering seven properties totaling $23.8 million due in varying monthly installments with maturity dates from 1997 to 2009.

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

     The Company leases a distribution facility located in Santa Fe Springs, California. This distribution facility includes several warehouses and a maintenance operation.
The facility covers approximately 1,040,000 square feet located on approximately 78 acres of land. The lease for such facility expires in 2000 with two five-year and one one-year options to extend.

     The Company operates a 450,000-square-foot forward buy warehouse located in the City of Industry, California under a lease which expires in 1999, with one three-year option to extend. The Company also leases a 95,000-square-foot frozen food distribution facility in Ontario, California under a lease which expires in March 1998. The Company closed its owned distribution facility in San Diego, California in third quarter 1995. The Company is in the process of disposing of this property. See Note 15 to the Consolidated Financial Statements included elsewhere herein.

     The Company owns a 244,000-square-foot building in Arcadia, California, used for its corporate administrative offices.

     The manufacturing operations consist of a fluid milk processing facility, an ice cream plant and a bakery, all leased and located in the City of Commerce, California.
The leases for the fluid milk processing facility and ice cream plant expire in 2001, with one five-year option to extend. The lease for the bakery expires in 1997 with three five-year options to extend.

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

     The Company is vigorously contesting the lawsuits against it and has filed its own cross-complaint against Foodmaker and certain of its franchisees seeking damages in an amount substantially higher than the amount of damages claimed by Foodmaker. Trial is currently scheduled to commence in July of 1997.

     On September 13, 1996, a class action lawsuit titled
McCampbell, et al. v. Ralphs Grocery Company, et al. was
----------------------------------------------------
filed in the Superior Court of the State of California, County of San Diego, against the Company and two other grocery store chains operating in the Southern California area. The complaint alleges, among other things, that the Company and others conspired to fix the retail price of eggs in Southern California. The plaintiffs claim that the defendants' actions violate provisions of the California Cartwright Act and constitute unfair competition. Plaintiffs seek damages they purport to have sustained as a result of the defendants' alleged actions, which damages may be trebled under the applicable statute, and an injunction from future acts in restraint of trade and unfair competition. Because the case was recently filed, discovery has just commenced. Management of the Company intends to defend this action vigorously and the Company has filed an answer to the complaint denying the plaintiffs' allegations and setting forth several defenses.

     The Company believes that the above-described lawsuits are unlikely to result in liability which would be material to the consolidated financial position of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders of the Company for a vote during the quarter ended December 29, 1996.

                             PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Vons common stock is listed on the New York Stock
Exchange, Inc. ("NYSE") (Symbol-VON). The shares have been listed on the NYSE since March 20, 1986. As of February 20, 1997, there were approximately 6,311 shareholders of record. The table below sets forth the high and low sales prices for Vons common stock as reported on the NYSE Composite Tape during the fiscal periods specified:


                      52 Weeks Ended         52 Weeks Ended
                       December 29,            December 31,
                           1996                    1995
                     -----------------      -----------------
                       High      Low          High      Low
                       ----      ---          ----      ---
First quarter.....   $33       $25          $20 3/4   $17 5/8
Second quarter....    38 3/4    29 7/8       21 7/8    19 1/4
Third quarter.....    44 3/8    34           24 3/8    20 1/4
Fourth quarter....    57 7/8    40 1/8       28 1/4    22 7/8




     The Company paid no dividends on its common stock in fiscal years 1996, 1995, and 1994. Certain Company debt agreements restrict the Company from paying cash dividends or making other distributions on stock under certain circumstances. Under its most restrictive debt agreement, the Company had $119.0 million available for dividends and distributions at December 29, 1996. See "Management's
Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements contained in the Company's Annual Report to Shareholders for the fiscal year ended December 29, 1996 included elsewhere herein.

ITEM 6: SELECTED FINANCIAL DATA

Five-Year Selected Financial Data

     The following five-year selected financial data should be read in conjunction with the Consolidated
Financial Statements.

     The operations acquired from Williams Bros. are included in operating results from January 28, 1992.
During 1992, the Company implemented the provisions of Statement of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other
Than Pensions," effective January 3, 1993.

                                                                             As of and
                                                                             for the 53
                                As of and for the 52 Weeks Ended            Weeks Ended
(in millions of     -----------------------------------------------------  ------------
 dollars except     December 29,  December 31,   January 1,    January 2,    January 3,
 share data)            1996          1995          1995          1994          1993
                    ------------  ------------  ------------  -----------  ------------
Summary of
 Operations:
  Sales             $    5,407.4  $    5,070.7  $    4,996.6  $    5,074.5  $    5,595.5
  Restructuring
    charges                   -             -           33.0          56.9            -
  Operating
    income                 241.1         194.1         125.8         135.8         219.1
  Interest
    expense, net            55.6          67.3          70.8          66.0          71.5
  Income before
    income tax
    provision              185.5         126.8          55.0          69.8         147.6
  Income before
    extraordinary
    item and
    cumulative
    effect of
    change in
    accounting
    for retiree
    medical
    benefits               104.7          68.1          26.6          33.0          82.1

  Income before
    cumulative
    effect of
    change in
    accounting
    for retiree
    medical
    benefits               104.7          68.1          26.6          31.6          69.3
  Net income               104.7          68.1          26.6          31.6          53.8

  Income
    applicable to
    common
    shareholders           104.7          68.1          26.6          31.6          53.8
  Income per
    common and
    common equivalent
    share before
    extraordinary
    item and
    cumulative
    effect of
    change in
    accounting
    for retiree
    medical
    benefits                2.34          1.55           .61           .76          1.89
  Income per
    common and
    common equivalent
    share before
    cumulative
    effect of
    change in
    accounting
    for retiree
    medical
    benefits                2.34          1.55           .61           .73          1.60
  Net income per
    common and
    common equivalent
    share                   2.34          1.55           .61           .73          1.24
  Dividends paid
    on common
    stock                     -             -             -             -             -

Financial
 Position:
  Working capital
    (deficit)             (294.9)       (141.1)        (96.1)        (69.3)        (74.9)
 Total assets            2,185.4       2,186.5       2,222.0       2,249.5       2,066.0
    Long-term debt:
    Capital lease
      obligations           50.3          53.4          58.0          62.7          56.4
    Senior debt             15.0         298.8         426.2         497.2         389.2
    Subordinated
      debt, net            284.5         305.7         319.6         322.1         342.5
   Common
    shareholders'
    equity                 738.4         623.3         552.4         524.9         493.2
   Shareholders'
    equity per
    common share           16.79         14.32         12.73         12.11         11.38

Other Data:
  Weighted
    average
    common
    shares during
    year,
    including
    common share
    equivalents       44,800,000    43,900,000    43,600,000    43,500,000    43,500,000
  Outstanding
    common
    shares at
    year end          43,987,000    43,533,000    43,383,000    43,342,000    43,335,000



ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations


     The following table sets forth the consolidated statements of operations data (in millions of dollars and as a percentage of sales except share data):

                                                Fifty-Two Weeks Ended
                                                ---------------------
                              December 29, 1996   December 31, 1995    January 1, 1995
                              -----------------   -----------------   -----------------
Sales                         $5,407.4    100.0%  $5,070.7    100.0%  $4,996.6    100.0%
Costs and expenses:
  Cost of sales, buying
    and occupancy              4,032.7     74.5    3,790.2     74.8    3,767.2     75.4
  Selling and
    administrative
    expenses                   1,118.6     20.7    1,071.4     21.1    1,055.5     21.1
  Amortization of excess
    cost over net assets
    acquired                      15.0       .3       15.0       .3       15.1       .3
  Restructuring charges                                 -        -        33.0       .7
Operating income                 241.1      4.5      194.1      3.8      125.8      2.5
Interest expense, net             55.6      1.1       67.3      1.3       70.8      1.4
Income before income
  tax provision                  185.5      3.4      126.8      2.5       55.0      1.1
Income tax provision              80.8      1.5       58.7      1.2       28.4       .6

Net income                       104.7      1.9       68.1      1.3       26.6       .5
Income per common and
  common equivalent
  share:
    Net income                    2.34                1.55                 .61
/TABLE

Overview

     On December 15, 1996, Vons entered into a Merger Agreement with Safeway for a business combination in which, among other things, Safeway will issue 1.425 shares of Safeway common stock for each share of Vons common stock that Safeway does not currently own and Vons will be merged with and into a wholly owned subsidiary of Safeway (the
 "Merger"). The transaction, which was unanimously approved by a special committee of the Vons Board of Directors, comprised of directors who are not affiliated with Safeway, is subject to approval by a majority of the outstanding Vons common shares not held by Safeway and its affiliates, and certain other conditions. The combined company will be the second largest grocery chain in North America based on sales, with 1,377 stores and revenues in excess of $22 billion. The proposed merger is expected to close early in the second quarter of 1997. Safeway, Inc. is one of the world's largest food retailers, operating 1,052 stores in the United States and Canada at the end of fiscal 1996.

Cautionary Statement for Purposes of "Safe Harbor
Provisions" of the Private Securities Litigation Reform
Act of 1995

     Certain statements contained in the following discussion and elsewhere in this Form 10-K are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are thus prospective.
Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, competitive pressures from other major supermarket operators and economic conditions in the Company's primary markets, the risks associated with the proposed merger involving Safeway and the other uncertainties detailed from time-to-time in the Company's filings with the Securities and Exchange Commission.

Comparison of Fifty-Two Weeks Ended December 29, 1996 with
Fifty-Two Weeks Ended December 31, 1995

     Sales. Sales for 1996 were $5,407.4 million, an increase of $336.7 million, or 6.6%, over 1995. Same store sales increased 4.9% over 1995 sales. The increase in sales reflects the favorable consumer response to superior customer service, the "Vons Is Value" marketing campaign and a strengthening economy in Southern California. In 1996, the Company opened ten new stores, closed 18 stores and completed 68 store remodel projects.

     Costs and Expenses. Costs and expenses for 1996 were $5,166.3 million, an increase of $289.7 million, or 5.9%, over the comparable 1995 period.

     Cost of sales and buying and occupancy expenses as a percentage of sales for 1996 were 74.5%, a decrease of 0.3 of a percentage point from 1995. The cost of increased promotional activities in 1996 was offset by benefits achieved from category management and increased private brand sales. The improvement in cost of sales and buying and occupancy expenses as a percentage of sales also reflects decreased occupancy costs.

     Selling and administrative expenses as a percentage of sales were 20.7% in 1996, compared with 21.1% in 1995.
The cost of maintaining store service levels was more than offset by a more efficient mix of store labor and improved sales per labor hour. The improvement in selling and administrative expenses also reflects the success of continued efforts to control expenses as a percentage of sales.

     Operating Income.  Operating income for 1996 was
$241.1 million, an increase of $47.0 million, or 24.2%, over 1995. Operating margin increased to 4.5% in 1996 versus 3.8% in 1995. These increases primarily reflect an increase in gross margin and a reduction in selling administrative expenses as a percentage of sales.
Operating income before depreciation and amortization of property, amortization of goodwill and other assets, LIFO charge, earthquake deductible and restructuring charges ("FIFO EBITDA") was $361.9 million, or 6.7% of sales, in 1996 compared with $315.0 million, or 6.2% of sales, in 1995.

     Interest Expense. Net interest expense for 1996 was $55.6 million, a decrease of $11.7 million, or 17.4%, from 1995. This decrease was due to lower average revolving debt borrowings. The ratio of FIFO EBITDA to net interest expense increased to 6.5 times in 1996 versus 4.7 times in 1995.

     Income Tax Provision. The income tax provision in 1996 was $80.8 million, or a 43.6% effective tax rate.
The income tax provision in 1995 was $58.7 million, or a 46.3% effective tax rate. The decrease in the 1996 effective tax rate reflects the increase in income before income tax provision. The effective tax rate is impacted by amortization of excess of cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. Net income for 1996 was $104.7 million, or $2.34 per share, compared with net income of $68.1 million, or $1.55 per share, for 1995. Net income increased due to the factors described above.

Comparison of Fifty-Two Weeks Ended December 31, 1995 with
Fifty-Two Weeks Ended January 1, 1995

     Sales. Sales for 1995 were $5,070.7 million, an increase of $74.1 million, or 1.5%, over 1994. Same store sales increased 3.5% over 1994 sales. The increase in sales reflects the favorable consumer response to improved customer service, the "Vons Is Value" marketing campaign and the slowly improving economic environment in Southern
California offset by competitive new store, remodel and conversion activity. In 1995, the Company opened 13 new stores, closed 19 stores and completed 37 store remodel projects.

     Costs and Expenses. Costs and expenses for 1995 were $4,876.6 million, an increase of $5.8 million, or 0.1%, over the comparable 1994 period.

     Cost of sales and buying and occupancy expenses as a percentage of sales for 1995 were 74.8%, a decrease of 0.6 of a percentage point from 1994. The impact of lower prices has been more than offset by decreased product costs achieved through better utilization of category management, more effective promotional offerings and increased private brand sales.

     Selling and administrative expenses as a percentage of sales were 21.1% in 1995, comparable to 1994, which included a $5.0 million insurance deductible charge related to the Northridge earthquake. This reflects higher service levels in the stores as well as negotiated union wage rate increases which were offset by a more efficient mix of store labor.

     The Company recorded restructuring charges of $33.0 million, or $.45 per share, in 1994 (see Note 15 to the Consolidated Financial Statements included elsewhere herein).

     Operating Income.  Operating income for 1995 was
$194.1 million, an increase of $68.3 million, or 54.3%, over 1994. Operating margin increased to 3.8% in 1995 versus 2.5% in 1994. Excluding the 1994 restructuring charges, results for 1994 were $158.8 million, or 3.2% of sales. These increases primarily reflect an increase in gross margin. FIFO EBITDA was $315.0 million, or 6.2% of sales, in 1995 compared with $284.3 million, or 5.7% of sales, in 1994.

     Interest Expense. Net interest expense for 1995 was $67.3 million, a decrease of $3.5 million, or 4.9%, from 1994. This decrease was due to lower average revolving debt borrowings partially offset by higher weighted average interest cost on revolving debt. The ratio of FIFO EBITDA to net interest expense increased to 4.7 times in 1995 versus 4.0 times in 1994.

     Income Tax Provision. The income tax provision in 1995 was $58.7 million, or a 46.3% effective tax rate.
The income tax provision in 1994 was $28.4 million, or a 51.6% effective tax rate. Excluding the restructuring charge, the effective tax rate for 1994 was 48%. The decrease in the 1995 effective tax rate reflects the increase in income before income tax provision. The effective tax rate is impacted by amortization of excess of cost over net assets acquired, the majority of which is not deductible for tax purposes.

     Income. Net income for 1995 was $68.1 million, or $1.55 per share, compared with net income of $26.6 million, or $.61 per share, for 1994. In addition to improved operating results, this increase reflects the impact of the 1994 restructuring charges of $33.0 million, or $.45 per share.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flows from operations and available credit under its revolving debt. Management believes that these sources adequately provide for its working capital, capital expenditure and debt service needs.

     Net cash provided by operating activities was $260.4 million in 1996 compared with $239.4 million in 1995.
This change primarily reflects an increase in net income.
The ratio of current assets to current liabilities was
0.61 to 1 at December 29, 1996 compared with 0.76 to 1 at December 31, 1995. The decrease in the ratio of current assets to current liabilities reflects the maturity of the Company's $110.8 million mortgage in July 1997.

     Net cash used for investing activities was $99.3 million in 1996 compared with $91.2 million in 1995.
Total capital expenditures in 1996, including the present value of commitments under operating leases, were $193.5 million.

     Subject to completion of the proposed Merger with Safeway, the Company currently anticipates that total
1997 capital expenditures will be approximately $215 million, of which approximately $150 million will be cash capital expenditures and approximately $65 million will represent the present value of commitments under operating leases. This capital expenditure level contemplates the opening of approximately 13 new stores, including five replacement stores, and the completion of approximately 24 store remodeling projects.
The capital expenditure program has substantial flexibility and is subject to revision based on various factors;
including, but not limited to, business conditions, changing time constraints, cash flow requirements and competitive factors, as well as Safeway's plans following the Merger.

     Subject to completion of the proposed Merger with Safeway, the Company currently anticipates that 1997 cash capital expenditures will be funded out of cash provided by operations, the Revolving Loan, and/or through operating leases. In the near term, if Vons were to reduce substantially or postpone its capital expenditure program, Vons believes that there would be no substantial impact on current operations. In the long-term, if these programs were substantially reduced, in the Company's opinion, its operating business and ultimately its cash flow would be adversely impacted.

     Net cash used by financing activities was $161.2 million in 1996 compared with $147.8 million in 1995.
The level of borrowings under the Company's revolving debt is dependent primarily upon cash flows from operations and capital expenditure requirements.

     At December 29, 1996, the Company's revolving debt borrowings totaled $6.0 million and the Company had available unused credit of $616.8 million. The weighted average interest cost for 1996 on the Company's revolving debt was 7.0% excluding commitment fees on unused borrowings. At December 29, 1996, the corresponding bank prime rate was 8.25%.

     The Company's involvement with derivative financial instruments has been limited to interest rate cap contracts to reduce the potential impact of increases in interest rates on revolving debt.

     On March 24, 1997, the Company requested the redemption of all outstanding 9-5/8% Senior Subordinated
Notes effective April 28, 1997. The Company's liquidity and capital resources are likely to change significantly following completion of the proposed Merger.

Impact of Changing Prices

     Vons primary costs, inventory and labor, are affected by a number of factors that are beyond the Company's control, including availability and price of merchandise, the competitive climate and regional economic conditions.
As is typical of the supermarket industry, the Company has generally been able to maintain margins by adjusting its retail prices, but competitive conditions may from time to time render it unable to do so while maintaining its market share.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data are as set forth in the Index to Consolidated Financial Statements beginning immediately following signatures.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                             PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     To the extent required to be filed, the registrant will file an amendment to this Form 10-K within 120 days of the end of its fiscal year to provide the information required by Part III of this Form 10-K.

ITEM 11: EXECUTIVE COMPENSATION

     To the extent required to be filed, the registrant will file an amendment to this Form 10-K within 120 days of the end of its fiscal year to provide the information required by Part III of this Form 10-K.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     To the extent required to be filed, the registrant will file an amendment to this Form 10-K within 120 days of the end of its fiscal year to provide the information required by Part III of this Form 10-K.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      To the extent required to be filed, the registrant will file an amendment to this Form 10-K within 120 days of the end of its fiscal year to provide the information required by Part III of this Form 10-K.

                          PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

     (a)  Exhibits and Financial Statements and Schedules

          (1)   Financial Statements
                See Index to Consolidated Financial Statements.

          (2)   Schedules

                  Schedules are omitted because of the
                  absence of the conditions under which
                  they are required.

          (3)   Exhibits

                  See Index to Exhibits immediately following
                  Notes to Consolidated financial Statements.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated December 15, 1996 was filed by the Registrant to disclose that the Registrant had entered into an Agreement and Plan of Merger, dated as of December 15, 1996 by and among the Registrant, Safeway Inc. and SSCI Merger Sub., Inc.

                           SIGNATURES

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

                       Date:   March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                       Title              Date
      ---------                       -----              ----


/S/ LAWRENCE A. DEL SANTO         Chairman        March 28, 1997
---------------------------------  of the Board
    Lawrence A. Del Santo          and Chief
                                   Executive
                                   Officer

/S/ PAMELA K. KNOUS               Executive Vice  March 28, 1997
---------------------------------  President,
    Pamela K. Knous                Chief Financial
                                   Officer (Chief
                                   Accounting
                                   Officer) and
                                   Treasurer

/S/ STEVEN A. BURD                Member-Board    March 28, 1997
---------------------------------  of Directors
    Steven A. Burd

/S/ WILLIAM S. DAVILA             Member-Board    March 28, 1997
---------------------------------  of Directors
    William S. Davila

/S/ FRITZ L. DUDA                 Member-Board    March 28, 1997
---------------------------------  of Directors
    Fritz L. Duda

/S/ RICHARD E. GOODSPEED          Member-Board    March 28, 1997
---------------------------------  of Directors
    Richard E. Goodspeed


/S/ JAMES H. GREENE, JR.          Member-Board    March 28, 1997
---------------------------------  of Directors
    James H. Greene, Jr.

/S/ JOHN M. LILLIE                Member-Board    March 28, 1997
---------------------------------  of Directors
    John M. Lillie

/s/ ROBERT I. MACDONNELL          Member-Board    March 28, 1997
---------------------------------  of Directors
    Robert I. MacDonnell

/S/ PETER A. MAGOWAN              Member-Board    March 28, 1997
---------------------------------  of Directors
    Peter A. Magowan

/S/ CHARLES E. RICKERSHAUSER, JR. Member-Board    March 28, 1997
---------------------------------  of Directors
    Charles E. Rickershauser, Jr.

/S/ ROGER E. STANGELAND           Member-Board    March 28, 1997
---------------------------------  of Directors
    Roger E. Stangeland

                                  Member-Board    March   , 1997
---------------------------------  of Directors
    William Y. Tauscher

              THE VONS COMPANIES, INC. AND SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................ F-1

Financial Statements:
  Consolidated Statements of Operations for
    the fiscal years ended December 29, 1996,
    December 31, 1995, and January 1, 1995.................. F-2

  Consolidated Balance Sheets as of
    December 29, 1996 and December 31, 1995 ................ F-3

  Consolidated Statements of Shareholders' Equity for the
    fiscal years ended December 29, 1996,
    December 31, 1995 and January 1, 1995 .................. F-4

  Consolidated Statements of Cash Flows for the fiscal
    years ended December 29, 1996, December 31, 1995 and
    January 1, 1995 ........................................ F-5

  Notes to the Consolidated Financial Statements............ 1

[This page appears on KPMG Peat Marwick letterhead.]


     INDEPENDENT AUDITORS' REPORT


     The Board of Directors
     The Vons Companies, Inc.

     We have audited the accompanying consolidated balance sheets of The Vons Companies, Inc. and subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the fifty-two week periods ended December 29, 1996, December 31, 1995 and January 1,
1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Vons Companies, Inc. and subsidiaries at December 29, 1996 and December 31, 1995 and the results of their operations and cash flows for the fifty-two week periods ended December 29, 1996, December 31, 1995 and January 1, 1995, in conformity with generally accepted accounting principles.

     As described in note 13 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

/S/ KPMG Peat Marwick LLP

January 17, 1997, except for the
penultimate sentence in paragraph
five of note 7 which is
as of March 27, 1997

THE VONS COMPANIES, INC. AND SUBSIDIARIES
-----------------------------------------

     Consolidated Statements of Operations




                                                           Fiscal Year Ended
                                               -----------------------------------------
All amounts except per share data              December 29,   December 31,    January 1,
in millions of dollars                             1996           1995          1995
                                               -------------  ------------  ------------
Sales                                          $     5,407.4  $    5,070.7  $    4,996.6
                                               -------------  ------------  ------------
Costs and expenses:
  Cost of sales, buying and
    occupancy                                        4,032.7       3,790.2       3,767.2
  Selling and administrative
    expenses                                         1,118.6       1,071.4       1,055.5
  Amortization of excess cost
    over net assets acquired                            15.0          15.0          15.1
  Restructuring charges                                   -             -           33.0
                                               -------------  ------------  ------------
                                                     5,166.3       4,876.6       4,870.8
                                               -------------  ------------  ------------
Operating income                                       241.1         194.1         125.8
Interest expense, net                                   55.6          67.3          70.8
                                               -------------  ------------  ------------
Income before income tax provision                     185.5         126.8          55.0
Income tax provision                                    80.8          58.7          28.4
                                               -------------  ------------  ------------
Net income                                     $       104.7  $       68.1  $       26.6
                                               -------------  ------------  ------------
                                               -------------  ------------  ------------
Income per common and common
  equivalent share:
  Net income                                   $        2.34  $       1.55  $        .61
                                               -------------  ------------  ------------
                                               -------------  ------------  ------------
Weighted average common and
  common equivalent shares                              44.8          43.9          43.6
                                               -------------  ------------  ------------
                                               -------------  ------------  ------------
Dividends paid on common stock                     None           None          None
                                               -------------  ------------  ------------
                                               -------------  ------------  ------------

See accompanying notes to these consolidated financial statements.

THE VONS COMPANIES, INC. AND SUBSIDIARIES
-----------------------------------------

     Consolidated Balance Sheets


                                                         December 29,      December 31,
All amounts except share data in millions of dollars         1996             1995
                                                         ------------     ------------
Assets
Current assets:
  Cash                                                   $        9.3     $        9.4
  Accounts receivable                                            45.0             31.7
  Inventories                                                   335.3            350.7
  Deferred taxes                                                 32.5             30.9
  Other                                                          42.8             29.6
                                                         ------------     ------------
    Total current assets                                        464.9            452.3
Property and equipment, net                                   1,194.2          1,192.5
Excess of cost over net assets acquired,
  net of accumulated amortization of $133.7
  million and $118.7 million, respectively                      467.8            482.8
Other                                                            58.5             58.9
                                                         ------------     ------------
  Total Assets                                           $    2,185.4     $    2,186.5
                                                         ------------     ------------
                                                         ------------     ------------
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of capital lease
    obligations and long-term debt                       $      154.9     $       25.7
  Accounts payable                                              339.2            304.2
  Accrued liabilities                                           265.7            263.5
                                                         ------------     ------------
    Total current liabilities                                   759.8            593.4
Accrued self-insurance                                          143.4            128.0
Deferred income taxes                                           131.7            118.9
Other noncurrent liabilities                                     62.3             65.0
Capital lease obligations                                        50.3             53.4
Senior debt                                                      15.0            298.8
Subordinated debt, net                                          284.5            305.7
                                                         ------------     ------------
  Total liabilities                                           1,447.0          1,563.2
                                                         ------------     ------------
Shareholders' equity:
  Preferred stock - $.01 par value;
    authorized 20,000,000 shares;
    issued and outstanding - none                                  -                -
  Common stock - $.10 par value; authorized
    100,000,000 shares; issued and
    outstanding - December 29, 1996:
    43,987,000 shares; December 31, 1995:
    43,533,000 shares                                             4.4              4.3
  Paid-in capital                                               353.5            343.2
  Retained earnings                                             380.6            275.9
  Notes receivable for stock                                      (.1)             (.1)
                                                         ------------     ------------
    Total shareholders' equity                                  738.4            623.3
                                                         ------------     ------------
  Total Liabilities and Shareholders' Equity             $    2,185.4     $    2,186.5
                                                         ------------     ------------
                                                         ------------     ------------

See accompanying notes to these consolidated financial statements.

THE VONS COMPANIES, INC. AND SUBSIDIARIES
-----------------------------------------

     Consolidated Statements of Cash Flows


                                                       Fiscal Year Ended
                                      --------------------------------------------------
                                      December 29,        December 31,        January 1,
All amounts in millions of dollars        1996               1995               1995
                                      ------------       ------------       ------------
Cash flows from operating
  activities:
Net income                            $      104.7       $       68.1       $       26.6
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Restructuring charges                       -                  -                33.0
    Depreciation and
      amortization of property
      and capital leases                      99.6              100.0              102.1
    Amortization of excess cost
      over net assets acquired
      and other assets                        16.4               16.0               16.1
    Amortization of debt
      discount and deferred
      financing costs                          6.2                6.8                6.2
    LIFO charge                                4.8                4.9                2.3
    Deferred income taxes                     11.2                1.5               (1.5)
    Change in assets and
      liabilities:
        (Increase) decrease in
          accounts receivable                (13.3)              13.7               (9.1)
        (Increase) decrease in
          inventories at FIFO
          costs                               10.6                3.7               21.9
        (Increase) decrease in
          other current assets                 1.7              (10.9)               3.2
        (Increase) decrease in
          noncurrent assets                   (3.6)              (7.5)              (9.3)
        Increase (decrease) in
          accounts payable                     7.2               11.7              (25.5)
        Increase (decrease) in
          accrued liabilities                  2.2               16.7               23.3
        Increase (decrease) in
          noncurrent liabilities              12.7               14.7               (9.5)
                                      ------------       ------------       ------------
Net cash provided by operating
  activities                                 260.4              239.4              179.8
                                      ------------       ------------       ------------
Cash flows from investing
  activities:
    Addition of property, plant
      and equipment                         (117.8)            (110.2)            (128.0)
    Disposal of property, plant
      and equipment                           18.5               19.0               10.5
                                      ------------       ------------       ------------
Net cash used by investing
  activities                                 (99.3)             (91.2)            (117.5)
                                     ------------       ------------       ------------
Cash flows from financing
  activities:
    Net payments on revolving
      debt                                  (171.8)            (122.1)             (67.9)
    Redemption and repurchases
      of senior subordinated
      debentures                             (15.6)              (2.4)              (6.2)
    Increase (decrease) in net
      outstanding drafts                      27.8              (15.9)              19.4
    Payments on other debt and
      capital lease obligations              (12.0)              (8.2)              (8.0)
    Other                                     10.4                 .8                 .9
                                      ------------       ------------       ------------
Net cash used by
  financing activities                      (161.2)            (147.8)             (61.8)
                                      ------------       ------------       ------------
Net cash increase (decrease)                  (0.1)                .4                 .5
Cash at beginning of year                      9.4                9.0                8.5
                                      ------------       ------------       ------------
Cash at end of year                   $        9.3       $        9.4       $        9.0
                                      ------------       ------------       ------------
                                      ------------       ------------       ------------
Supplemental disclosures of
  cash flow information:
    Cash paid during the year for:
      Interest                        $       51.3       $       59.8       $       64.9
                                      ------------       ------------       ------------
                                      ------------       ------------       ------------
      Income taxes                    $       72.0       $       56.0       $       33.7
                                      ------------       ------------       ------------
                                      ------------       ------------       ------------

See accompanying notes to these consolidated financial statements.

THE VONS COMPANIES, INC. AND SUBSIDIARIES
-----------------------------------------

     Consolidated Statements of Shareholders' Equity


                            Number
                              of      Common    Paid-In    Retained
All amounts in millions     Shares    Stock     Capital    Earnings     Notes     Total
                            ------    ------    -------    ---------    ------    ------

Balance at January 2,
  1994                        43.3    $  4.3    $ 339.5    $   181.2    $  (.1)   $524.9

Net income                      -         -          -          26.6        -       26.6
Stock options exercised         .1        -          .9           -         -         .9
                            ------    ------    -------    ---------    ------    ------
Balance at January 1,
  1995                        43.4       4.3      340.4        207.8       (.1)    552.4

Net income                      -         -          -          68.1        -       68.1
Stock options exercised         .1        -         2.8           -         -        2.8
                            ------    ------    -------    ---------    ------    ------
Balance at December 31,
  1995                        43.5       4.3      343.2        275.9       (.1)    623.3

Net income                      -         -          -         104.7        -      104.7
Stock options exercised         .5       0.1       10.3           -         -       10.4
                            ------    ------    -------    ---------    ------    ------

Balance at December 29,
  1996                        44.0    $  4.4    $ 353.5    $   380.6    $  (.1)   $738.4
                            ------    ------    -------    ---------    ------    ------
                            ------    ------    -------    ---------    ------    ------

See accompanying notes to these consolidated financial statements.

THE VONS COMPANIES, INC. AND SUBSIDIARIES
-----------------------------------------

     Notes to the Consolidated Financial Statements

     Note 1. Basis of Presentation

     At December 29, 1996, the Company operated 320 supermarkets and food and drug combination retail stores under the names Vons and Pavilions. The Company's marketing territory includes Southern and Central
California and Clark County, Nevada. The Company also operates a fluid milk processing facility, an ice cream plant, a bakery, and distribution facilities for meat, grocery, produce and general merchandise to support the store network.

     The Company's fiscal year is based on a 52-53 week fiscal year ending on the Sunday closest to December 31.
Fiscal years 1996, 1995 and 1994 included 52 weeks which ended on December 29, 1996, December 31, 1995 and
January 1, 1995, respectively.

     Note 2. Summary of Significant Accounting Policies

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of December 29, 1996 and the reported amounts of income and expenses for the fiscal year ended
December 29, 1996. Actual results could differ from those estimates.

     Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Revenue Recognition. Sales are recorded when payment is tendered at check-out.

     Inventories. Inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined using the last-in, first-out (LIFO) method.

     Property and Depreciation. Property and equipment, including assets under capital leases, are recorded at cost and depreciated or amortized over forty years for buildings, up to ten years for fixtures and equipment and generally between fifteen and twenty-five years, but not to exceed the lease term, for leasehold improvements using principally the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Major renewals and improvements are capitalized. Maintenance and repairs which do not improve or extend the life of the respective assets are charged to expense.

     Amortization of Intangible Assets. The excess of cost over net assets acquired is amortized on a straight-line basis over forty years. The Company assesses the recoverability of the excess of cost over net assets acquired based on forecasted operating income.
Other noncurrent assets include an agreement not to compete acquired in connection with the 1992 acquisition of the Williams Bros. Markets, Inc. supermarket business. The agreement not to compete is amortized on a straight-line basis over five years.

     Income Tax Provision. The income tax provision includes amounts related to current taxable income and deferred income taxes. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversals of the cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. The deferred income tax provision is measured by the change in the net deferred income tax asset or liability during the year. The
Company accounts for general business tax credits using the flow-through method.

     Income per Common and Common Equivalent Share.
Income per common and common equivalent share is based on the weighted average number of common shares outstanding during each year and common equivalent shares arising from stock options when the effect is dilutive.

     Disclosure About Fair Value of Financial
Instruments. The fair value of the Company's financial instruments is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for financial instruments of the same remaining maturities.

     Derivatives. Premiums paid for purchased interest rate cap contracts are amortized to interest expense over the terms of the contracts. Unamortized premiums are included in other assets in the accompanying consolidated balance sheets. Amounts earned under the interest rate cap contracts are reflected as a reduction of interest expense.

     Note 3. Proposed Merger

    On December 15, 1996, Vons entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), with Safeway for a business combination in which, among other things, Safeway will issue 1.425 shares of Safeway common stock for each share of Vons common stock that Safeway does not currently own and Vons will be merged with and into a wholly owned subsidiary of Safeway
(the "Merger"). The transaction, which was unanimously approved by a special committee of the Vons Board of Directors, comprised of directors who are not affiliated with Safeway, is subject to approval by a majority of the outstanding Vons common shares not held by Safeway and its affiliates, and certain other conditions. The combined company will be the second largest grocery chain in North America, with 1,377 stores and sales in excess of $22 billion. The proposed merger is expected to close early in the second quarter of 1997.

     Note 4. Inventories

     The excess of estimated current cost over LIFO carrying value of inventories was $37.1 million and $32.3 million at December 29, 1996 and December 31,
1995, respectively. Application of the LIFO method resulted in a charge to cost of sales, buying and occupancy of $4.8 million, $4.9 million and $2.3 million for 1996, 1995 and 1994, respectively.

     Note 5. Property and Equipment

     The components of property and equipment at December 29, 1996 and December 31, 1995 were as follows (in millions of dollars):


                                    December 29,    December 31,
                                        1996           1995
                                    ------------   ------------
Land                                $      237.5   $      225.3
Buildings                                  412.1          386.6
Leasehold improvements                     329.6          319.1
Fixtures and equipment                     738.6          714.6
                                    ------------   ------------
                                         1,717.8        1,645.6
Less: accumulated depreciation
  and amortization                        (563.4)        (496.6)
                                    ------------   ------------
  Net property owned                     1,154.4        1,149.0
                                    ------------   ------------
Capital leases                              68.9           69.4
Less: accumulated amortization             (29.1)         (25.9)
                                    ------------   ------------
  Net capital leases                        39.8           43.5
                                    ------------   ------------
    Property and equipment, net     $    1,194.2   $    1,192.5
                                    ------------   ------------
                                    ------------   ------------

     Note 6. Accrued Current Liabilities

     The components of accrued current liabilities at December 29, 1996 and December 31, 1995 were as follows
(in millions of dollars):

                                    December 29,    December 31,
                                        1996           1995
                                    ------------   ------------
Accrued payroll, benefits and
  related taxes                     $      147.8   $      134.6
Accrued self-insurance                      33.2           37.2
Other                                       84.7           91.7
                                    ------------   ------------
  Accrued current liabilities       $      265.7   $      263.5
                                    ------------   ------------
                                    ------------   ------------

     Note 7. Senior and Subordinated Debt

     Senior and subordinated debt as of December 29, 1996 and December 31, 1995 were as follows (in millions of dollars):

                                    December 29,    December 31,
                                        1996           1995
                                    ------------   ------------
Senior debt:
  Revolving Loan, interest at
    prime or Eurodollar rate plus
    designated amounts, due 2000    $        6.0   $      177.8
  Mortgage, 9.25%, secured by
    real property, due in monthly
    installments of $1.0 million
    including interest, due 1997           110.8          113.0
  Mortgages, 6.00% to 11.50%,
    secured by real property, due
    in varying monthly
    installments with maturity
    dates from 1997 to 2009                 23.8           13.5
                                    ------------   ------------
      Total                                140.6          304.3
  Less: current portion                    125.6            5.5
                                    ------------   ------------
    Long-term portion               $       15.0   $      298.8
                                    ------------   ------------
                                    ------------   ------------
Subordinated debt:
  Senior subordinated
    debentures, 6-5/8%, less
    unamortized discount of
    $3.6 million and $7.2
    million at December 29, 1996
    and December 31, 1995,
    respectively, based on an
    effective interest rate of
    12.5%, interest due in
    semiannual installments         $       58.9   $       70.9
  Senior subordinated notes,
    9-5/8%, interest due in
    semiannual installments                150.0          150.0
  Senior subordinated notes,
    8-3/8%, interest due in
    semiannual installments                100.0          100.0
                                    ------------   ------------
      Total                                308.9          320.9
  Less: current portion                     24.4           15.2
                                    ------------   ------------
    Long-term portion               $      284.5   $      305.7
                                    ------------   ------------
                                    ------------   ------------

     On February 17, 1995, the Company entered into an agreement with a group of banks for a $625 million
Revolving Loan Agreement (the "Revolving Loan").  The
Revolving Loan expires on February 17, 2000; however, it provides that the Company may request that the banks extend the maturity date by one year beginning in September 1997 and each year thereafter. Interest for the revolving debt is at prime or Eurodollar rate plus designated amounts. At the Company's option, the revolving debt may be used to support commercial paper borrowings, other unsecured bank borrowings and standby letters of credit outside the revolving debt.
At December 29, 1996, borrowings under the
Revolving Loan were $6.0 million and available unused credit under the Revolving Loan was $616.8 million.
Weighted average interest costs for 1996, for the Revolving Loan were 7.0% excluding commitment fees on unused borrowings. At December 29, 1996, the corresponding bank prime rate was 8.25%. Commitment fees under the Revolving Loan and Revolving Credit and Term Loan Facilities were $.8 million, $1.2 million and
$1.5 million for 1996, 1995 and 1994, respectively.

     The Company's involvement with derivative financial instruments has been limited to interest rate cap contracts to reduce the impact of increases in interest rates on revolving debt. The contracts were purchased in 1992 to hedge principal amounts of $250 million for 1994, $200 million for 1995, and $100 million for 1996 and 1997 of interest rate exposure in excess of an approximate 8.225% effective borrowing rate under the revolving debt. The Company records interest expense or interest income related to interest rate cap contracts on a monthly basis.

     The Company's $110.8 million mortgage loan requires monthly principal and interest payments of approximately
$1 million with a one-time principal and interest payment of $110.7 million in July 1997.

     The indenture related to the 6-5/8% Senior
Subordinated Debentures (the "6-5/8% Debt") provides for mandatory redemptions. As of December 29, 1996, $25.0 million and $37.5 million are due on May 15, 1997, and May 15, 1998, respectively. Interest on the 6-5/8%
Debt is payable semiannually on May 15 and November 15.
The 6-5/8% Debt may be redeemed at any time at 100% of the principal amount plus accrued interest. The 6-5/8%
Debt was issued at a discount which is being amortized over the related term of the indebtedness.

     The indenture related to the 9-5/8% Senior
Subordinated Notes (the "9-5/8% Debt") due April 1, 2002, provides for principal repayment at maturity. Interest on the 9-5/8% Debt is payable semiannually on April 1 and October 1. The 9-5/8% Debt may be redeemed at the Company's option any time on or after April 1, 1997, at varying percentages above par of the principal amount plus accrued interest. On March 24, 1997, the Company requested the redemption of all outstanding
9-5/8% Debt effective April 28, 1997. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 9-5/8% Debt prior to maturity.

     The indenture related to the 8-3/8% Senior
Subordinated Notes (the "8-3/8% Debt") due
October 1, 1999, provides for principal repayment at maturity. Interest on the 8-3/8% Debt is payable semiannually on April 1 and October 1. The 8-3/8%
Debt may be redeemed at the Company's option any time on or after October 1, 1997, at 100% of the principal amount plus accrued interest. The Company is not required to make mandatory redemption or sinking fund payments with respect to the 8-3/8% Debt prior to maturity.

     At December 29, 1996, and December 31, 1995, the carrying value of all financial instruments approximated fair value.

     The Company's debt agreements contain
various restrictions on the incurrence of additional indebtedness, payment or prepayment of senior subordinated and subordinated debt, investments, acquisitions, capital expenditures, dividends, common stock redemptions and purchases and dispositions of assets. The covenants also require the Company to meet certain shareholders' equity levels, debt leverage levels and fixed charge coverage ratios which can vary each fiscal year. The Company is in compliance with these covenants as of December 29, 1996. Under its most restrictive debt agreement, the Company had $119.0 million available for dividends and distributions at December 29, 1996.

     Principal payments required in future years are as follows (in millions of dollars):

                                               Principal
                                                Payments
                                               ----------
1997                                           $    150.6
1998                                                 38.5
1999                                                101.1
2000                                                  7.2
2001                                                  1.3
2002-2006                                           153.7
2007-2011                                              .7
                                               ----------
  Total principal payments                          453.1
Less: current portion                               150.6
                                               ----------
  Long-term portion                            $    302.5
                                               ----------
                                               ----------

     Standby letters of credit, primarily for self-insurance purposes, not reflected in the accompanying consolidated financial statements, were approximately $72.2 million and $73.3 million at December 29, 1996 and December 31, 1995 respectively.


     Note 8. Leases

     The Company currently leases certain of its stores, distribution facilities, vehicles and equipment for periods up to 50 years with various renewal options.
The majority of such leases are noncancellable operating leases. Certain operating and capital leases require contingent rentals based upon a percentage of sales over a specified amount. Rental expense under operating leases was as follows (in millions of dollars):

                                 Fiscal Year Ended
                    ------------------------------------------
                    December 29,   December 31,    January 1,
                        1996           1995           1995
                    ------------   ------------   ------------
Minimum rentals     $       57.1   $       55.7   $       60.9
Contingent rentals           7.8            7.3            7.5
Sublease rentals
  received                  (7.8)          (6.4)          (4.7)
                    ------------   ------------   ------------
  Rental expense,
    net             $       57.1   $       56.6   $       63.7
                    ------------   ------------   ------------
                    ------------   ------------   ------------

     Capital lease obligations, relating primarily to buildings, vary in amounts with interest rates ranging from 7.5% to 12.5%. Contingent rentals associated with capital leases were $1.6 million, $1.5 million and $1.4 million for 1996, 1995 and 1994, respectively.

     Future minimum lease payments under noncancellable operating and capital leases, together with the present value of the net minimum lease payments, at December 29, 1996 were as follows (in millions of dollars):

                                   Operating       Capital
                                     Leases         Leases
                                   ---------       -------
1997                               $    62.1       $   9.8
1998                                    61.7           7.9
1999                                    60.1           7.3
2000                                    57.6           7.2
2001                                    54.3           6.0
2002-2006                              247.6          29.8
2007-2011                              158.2          20.2
2012-2016                               81.5          11.2
2017-2021                                9.6           5.4
Thereafter                               1.5            -
                                   ---------       -------
  Total minimum lease
    commitments                    $   794.2         104.8
                                   ---------
                                   ---------
Less: interest portion                                49.6
                                                   -------
  Present value of net minimum
    lease commitments                                 55.2
Less: current portion                                  4.9
                                                   -------
  Long-term portion                                $  50.3
                                                   -------
                                                   -------


     Minimum sublease rentals to be received in the future under noncancellable operating and capital leases totaled
$76.6 million at December 29, 1996.

     Effective September 1993, the Company became a partner of a California general partnership. This partnership has obligations for 16 retail leases for periods up to 21 years with various renewal options. It is the partnership's intent to assign or sublease its leasehold interest in all of these sites. Future minimum lease payments of the partnership under noncancellable operating leases at December 29, 1996 were as follows
(in millions of dollars):


                                             December 29,
                                                1996
                                             ------------
1997                                         $        3.4
1998                                                  3.5
1999                                                  3.4
2000                                                  3.1
2001                                                  2.9
2002-2006                                            12.8
2007-2011                                             7.7
2012-2016                                             2.8
                                             ------------
  Total minimum lease commitments            $       39.6
                                             ------------
                                             ------------

     Minimum sublease rentals to be received by the partnership under noncancellable operating leases totaled
$25.2 million at December 29, 1996.

     Note 9. Employee Benefit Plans

     The Company sponsors a defined benefit pension plan for all nonunion employees. An employee's benefit is based on years of credited service and the employee's final average pay calculated on the highest five years of compensation during the last ten years of employment. The Company's funding policy is to contribute at least the minimum annual contribution required by Internal Revenue
Service regulations.

     The following table sets forth the defined benefit pension plan's funded status and amounts recognized in the Company's consolidated balance sheets at December 29, 1996 and December 31, 1995 (in millions of dollars):

                                   December 29,     December 31,
                                       1996            1995
                                   ------------    ------------
Actuarial present value of
  benefit obligation:
  Accumulated benefit obligation,
    including vested benefit of
    $47.9 million at December 29,
    1996 and $44.1 million at
    December 31, 1995              $       50.0    $       46.2
                                   ------------    ------------
                                   ------------    ------------
Projected benefit obligation for
  service rendered to date         $      (68.0)   $      (63.6)
Plan assets at fair value,
  primarily listed stocks and
  U.S. bonds                               64.2            56.4
                                   ------------    ------------
  Projected benefit obligation
    in excess of plan assets               (3.8)           (7.2)
Unrecognized net (gain) loss from
  past experience different from
  that assumed, unrecognized
  prior service cost and effects
  of changes in assumptions                10.2            15.0
                                   ------------    ------------
  Pension asset included in other
    noncurrent assets              $        6.4    $        7.8
                                   ------------    ------------
                                   ------------    ------------

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% at December 29, 1996 and December 31, 1995. The expected long-term rate of return on assets and rate of increase in compensation levels were 9.0% and 4.5%, respectively, at December 29, 1996 and December 31, 1995.
Net pension cost under the defined benefit pension plan for 1996, 1995 and 1994 included the following components
(in millions of dollars):

                               Fiscal Year Ended
                  --------------------------------------------
                  December 29,     December 31,    January 1,
                      1996            1995            1995
                  ------------    ------------    ------------
Service cost      $        2.9    $        2.3    $        3.4
Interest cost on
  projected
  benefit
  obligation               4.5             4.0             4.0
Actual return on
  plan assets             (8.3)          (10.6)             .9
Net amortization
  and deferral             3.9             6.9            (4.4)
                  ------------    ------------    ------------
  Net pension
    cost          $        3.0    $        2.6    $        3.9
                  ------------    ------------    ------------
                  ------------    ------------    ------------

    The Company's supplemental executive retirement plan provides supplemental income payments for certain officers during retirement. Total pension expense for all plans was $4.3 million, $3.4 million and $5.1 million for 1996, 1995 and 1994, respectively.

     The Company's contributory profit sharing plan for nonunion employees qualifies under Section 401(k) of the Internal Revenue Code. In 1996, the Company's contribution was five percent of each eligible employee's pay plus a one percent matching contribution for each eligible employee who elected to contribute at least one percent of their pay. For 1996, 1995, and 1994 total expense related to the Company's profit sharing plan was $6.3 million, $7.6 million and $5.3 million, respectively.

     The Company sponsors a retiree medical plan covering substantially all nonunion employees who retire under certain age and service requirements. The retiree medical plan provides outpatient, inpatient and various other covered services. Participants in the retiree medical plan who retire after June 30, 1990 receive a benefit based upon years of service and a benefit value determined by the Company at the time of retirement. Effective
December 31, 1995, the Company adopted modifications in its retiree medical plan which reduced the net retiree medical plan cost. Unused benefits may be indexed each year to the social security cost of living, up to a maximum of 4.0%. Such benefits are funded from the Company's general assets. The Company has the right to modify or terminate the plan.

     The accumulated postretirement benefit obligation for the retiree medical plan as of December 29, 1996 and December 31, 1995 was as follows (in millions of dollars):

                                     December 29,  December 31,
                                         1996          1995
                                     ------------  ------------
Accumulated retiree medical benefit
  obligation:
    Retirees                         $       10.7  $       10.4
    Fully eligible active plan
      participants                            1.5           1.7
    Other active plan participants            5.7           5.9
Unrecognized net gain from
 unrecognized prior service
 cost and changes in  assumptions            13.3          13.5
                                     ------------  ------------
  Accrued retiree medical benefit
    obligation                       $       31.2  $       31.5
                                     ------------  ------------
                                     ------------  ------------

     For measurement purposes, a 6.0% annual increase in the cost of covered retiree medical benefits was assumed. A 1.0% increase in the retiree medical cost trend rate would increase the retiree medical benefit obligation at December 29, 1996 by $.6 million and the 1996 annual expense by $.1 million. The weighted average discount rate used in determining the accumulated retiree medical benefit obligation was 7.25% at December 29, 1996 and December 31, 1995. The net retiree medical plan cost for 1996, 1995 and 1994 included the following components (in millions of dollars):

                                   Fiscal Year Ended
                     ------------------------------------------
                     December 29,    December 31,   January 1,
                         1996           1995           1995
                     ------------   ------------   ------------
Service cost         $         .3   $         .3   $        1.2
Interest cost                 1.2            1.3            2.1
Net amortization
  and deferral                (.7)           (.9)            -
                     ------------   ------------   ------------
  Net retiree
   medical plan
   costs             $         .8   $         .7   $        3.3
                     ------------   ------------   ------------
                     ------------   ------------   ------------


     The Company contributes to multi-employer joint pension plans and health and welfare plans administered by various trustees. Contributions to these plans are based upon negotiated labor contracts. The pension plans may be deemed to be defined benefit plans. Information relating to accumulated benefits and fund assets as they may be allocable to the Company at December 29, 1996 is not available. Total pension expense for the union plans was $42.0 million, $19.8 million and $22.3 million for 1996, 1995 and 1994, respectively. The health and welfare plans provide medical, dental and other benefits to certain employees covered by union contracts. Total health and welfare expense for these plans was $108.7 million, $108.6 million and $125.9 million for 1996, 1995 and 1994, respectively.

     Note 10.  Income Taxes

     The provision for income taxes for 1996, 1995 and 1994 was comprised of the following amounts (in millions of dollars):

                                                    Fiscal Year Ended
                                      --------------------------------------------
                                      December 29,     December 31,    January 1,
                                          1996            1995            1995
                                      ------------    ------------    ------------
Current:
  Federal                             $       55.5    $       44.5    $       24.7
  State                                       14.1            12.7             5.2
                                      ------------    ------------    ------------
    Total current income tax
      provision                               69.6            57.2            29.9
                                      ------------    ------------    ------------
Deferred:
  Federal                                      8.1              .7             (.7)
  State                                        3.1              .8             (.8)
                                      ------------    ------------    ------------
    Total deferred income tax
      provision                               11.2             1.5            (1.5)
                                      ------------    ------------    ------------
      Total income tax provision      $       80.8    $       58.7    $       28.4
                                      ------------    ------------    ------------
                                      ------------    ------------    ------------


     Reconciliation of the Federal statutory rate and effective rate for 1996, 1995 and
1994 was as follows (in millions of dollars):

                                                          Fiscal Year Ended
                                             ------------------------------------------
                                             December 29,    December 31,   January 1,
                                                 1996           1995           1995
                                             ------------   ------------   ------------
Federal statutory expected provision         $       64.9   $       44.4   $       19.3
Amortization of excess of cost over net
  assets acquired                                     5.2            5.0            5.0
State income taxes, net of Federal income
  tax benefit                                        10.3            8.1            3.1
Other                                                  .4            1.2            1.0
                                             ------------   ------------   ------------
  Total income tax provision                 $       80.8   $       58.7   $       28.4
                                             ------------   ------------   ------------
                                             ------------   ------------   ------------

    Deferred income taxes consisted of future tax liabilities (assets) attributable to the following (in millions of dollars):

                                                           December 29,      December 31,
                                                               1996             1995
                                                           ------------     ------------
Deferred tax liabilities:
  Excess of book over tax bases                            $      146.9     $      143.8
  Excess of tax over book depreciation                             95.2             92.8
                                                           ------------     ------------
    Deferred tax liabilities                                      242.1            236.6
                                                           ------------     ------------
Deferred tax assets:
  Cash versus accrual basis                                      (138.7)          (144.0)
  Other, net                                                       (4.2)            (4.6)
                                                           ------------     ------------
    Deferred tax assets                                          (142.9)          (148.6)
                                                           ------------     ------------
  Deferred income taxes, net                               $       99.2     $       88.0
                                                           ------------     ------------
                                                           ------------     ------------
/TABLE

     The Federal tax returns for all of the Company's fiscal periods ended subsequent to and including
December 31, 1989 are open for examination by the Internal Revenue Service (the "IRS"). Additionally, certain tax returns of entities acquired by the Company for earlier tax years are open for examination by the IRS. Management believes that any adjustments arising out of the examinations for which the Company would be liable would not have a material effect on the Company's consolidated financial position.

     Note 11. Related Party Transactions

     Prior to July 1996, the Company leased a distribution facility from a California general partnership whose general partners are Vons and a Texas general partnership, of which a director of the Company is a general partner.
Vons and the Texas general partnership each had a 50% interest in the California general partnership. In
June 1996, the Company paid the Texas general partnership
$2.9 million to acquire the Texas general partnership's interest in the assets of the California general partnership and the California general partnership was dissolved. During 1996, 1995 and 1994, the Company paid rent of $.8 million, $1.9 million and $1.9 million, respectively from which the partnership distributed
$80,000, $250,000 and $70,000 to the Texas general
partnership in such years, respectively. This distribution facility was closed in third quarter 1995. See Note 15 to the Consolidated Financial Statements.

     A wholly owned subsidiary of Safeway owns approximately 34.3% of the outstanding voting stock of the Company. Safeway and its affiliates sold certain inventory and other items to the Company for an aggregate amount during 1996, 1995 and 1994 of approximately $25.5 million, $27.0 million and $21.3 million, respectively. During 1995 and 1994, the Company sold certain inventory items to Safeway and its affiliates for an aggregate amount of approximately $6.4 million and $6.6 million, respectively. In 1996, the Company entered into a purchasing joint venture with Safeway and purchased $28.4 million of certain inventory and other items from the joint venture. Three directors of the Company are also directors of Safeway and a fourth director of the Company is both a director and an officer of Safeway.

     The Company leases eight properties from a partnership that is 80% owned by a subsidiary of Safeway and 20% owned by the principal stockholder of Safeway. The rentals under the leases were $.5 million, $.6 million and $.7 million in 1996, 1995 and 1994, respectively. In addition, the Company is secondarily liable to this partnership under four leases for which the annual minimum rental is $.2 million, all of which is currently being paid by assignees.

     A director of the Company borrowed a total of $118,000 from the Company for the purchase of 5,000 shares of the Company's common stock by notes dated January 3, 1992 and July 22, 1992. The notes are secured by a pledge of the 5,000 shares of common stock. The notes accrue interest at the Federal midterm rate in effect under Internal Revenue Code Section 1274(d), compounded semiannually. All payments of principal and interest are due and payable on December 31, 1997.

     Note 12. Contingencies

     The Company is a party to several pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, management believes that their final outcome should not have a material adverse effect on the Company's consolidated financial position.

     As a result of the disposal of certain leasehold interests by the Company and by a partnership of which the Company is a general partner, the Company is contingently liable to certain landlords.

     Note 13. Shareholders' Equity

     The Company has various stock option plans. Options under the 1987 Stock Option Plan are fully vested. Options under the 1990 Stock Option Plan vest as determined by the Compensation Committee of the Board of Directors.
Generally, options vest 25% one year from the date of grant and 25% per year thereafter. However, options granted in May 1995 vest 15% per year beginning one year from the date of grant and 15% per year thereafter until the options are 100% vested. Options granted in May 1996 vest 15% per year beginning two years from the date of grant and 15% per year through the sixth year and 25% in the seventh year. Additionally, a limited number of options vest 20% at the date of grant and 20% per year thereafter and others vest 33-1/3% per year beginning one year after grant. Options under the Directors' Stock Option Plan vest 25% six months from the date of grant and 25% on the anniversary of the date of grant thereafter. For all plans, the options expire ten years from the date of grant.

     The Company has elected to follow Accounting
Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" ("APB25") and related Interpretations in accounting for its employee stock options. Under
APB25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant no compensation expense is recognized. In 1996, the Company issued employee stock options with an exercise price below the market price of the underlying stock on the date of grant.
In accordance with APB25, $1.3 million, $1.4 million and $1.5 million has been charged against income in 1996, 1995 and 1994, respectively.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards "Accounting for Stock-Based Compensation", ("SFAS No. 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.54% and 6.69%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 28.0% and 31.1% and a weighted-average expected life of the option of 6 years and 6 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. The Company's pro forma information follows (in millions except for earnings per share information):

                                             1996       1995
                                           --------   --------
Net Income                   As reported   $  104.7   $   68.1
                             Pro forma     $  104.3   $   67.8

Primary earnings per share   As reported   $   2.34   $   1.55
                             Pro forma     $   2.33   $   1.54

The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on future years disclosure due to the timing of option vesting.


/TABLE

    Information regarding the Company's stock option plans is summarized below:

                        1987    Weighted                Weighted                Weighted
                        Stock    Average      1990       Average   Directors'    Average
                       Option   Exercise  Stock Option  Exercise  Stock Option  Exercise
                        Plan     Price        Plan       Price        Plan        Price
                      --------  --------  ------------  --------  ------------  --------
Shares authorized      175,227               4,000,000                 225,000
                      --------            ------------            ------------
                      --------            ------------            ------------

Shares under option:
  Outstanding at
   January 2, 1994      48,519  $   9.28     1,991,229  $  23.34        99,043  $  23.81
    Granted                 -         -      1,164,009     13.77        52,028     15.83
    Exercised            7,000      9.28        34,240      2.50            -
    Forfeited               -         -        416,142     23.11        20,144     25.32
                      --------  --------  ------------  --------  ------------  --------

  Outstanding at
   January 1, 1995      41,519  $   9.28     2,704,856  $  19.53       130,927  $  20.41
    Granted                 -         -        500,040     20.16        47,140     17.64
    Exercised           22,801      9.28       130,666      8.28            -
    Forfeited               -         -        273,922     23.33            -
                      --------  --------  ------------  --------  ------------  --------

  Outstanding at
   December 31, 1995    18,718  $   9.28     2,800,308  $  19.79       178,067  $  19.68
    Granted                 -         -        515,030     31.55        22,458     28.83
    Exercised           15,843      9.28       434,945     23.75            -         -
    Forfeited               -         -         50,135     20.99            -         -
                      --------  --------  ------------  --------  ------------  --------

  Outstanding at
   December 29, 1996     2,875  $   9.28     2,830,258  $  21.30       200,525  $  20.70
                      --------  --------  ------------  --------  ------------  --------
                      --------  --------  ------------  --------  ------------  --------

Weighted-average fair
  value of options
  granted during the
  year:
  1995                          $     -                 $   8.96                $   9.83
  1996                          $     -                 $  20.18                $  14.64

Options exercisable:
  At January 1, 1995    40,394               1,143,966                  62,864
  At December 31, 1995  17,593               1,372,726                 109,290
  At December 29, 1996   2,875               1,439,816                 147,678


     The following table summarizes information about stock options outstanding at December 29, 1996:

                                  Options Outstanding               Options Exercisable
                             ---------------------------------   -----------------------
                                Number                             Number
                             Outstanding   Weighted   Weighted    Exercisable   Weighted
                                  At        Average    Average        At         Average
                             December 29,  Remaining  Exercise-   December 29,  Exercise
Range of Exercise Prices         1996         Life      Price         1996        Price
------------------------     ------------  ---------  ---------   ------------  --------
$ 4.00 -  6.00                    272,500  7.3 years  $    4.15        181,666  $   4.15
  9.00 - 13.50                      2,875   .6             9.28          2,875      9.28
 14.23 - 21.35                  1,390,115  7.2            18.13        675,565     17.97
$21.89 - 33.00                  1,368,168  7.1            27.85        730,263     25.92
                             ------------                         ------------
                                3,033,658  7.2            21.25      1,590,369     20.03
                             ------------                         ------------
                             ------------                         ------------

/TABLE

     The Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") allows employees to purchase the Company's stock through payroll deductions. The source of stock is weekly open market purchases by a third party administrator. Administrative and purchase commission costs associated with the Stock Purchase Plan are borne and paid by the Company according to the agreement with the third party administrator.

     Note 14. Advertising Expense

     The Company expenses the costs of advertising as incurred. Total advertising expense was $40.3 million, $44.1 million and $42.8 million in 1996, 1995 and 1994, respectively.

     Note 15. Restructuring Charges

     During 1993, the Company recorded a restructuring charge of $56.9 million, or $.77 per share. The 1993 charge reflected anticipated costs associated with a program to accelerate the closing of underperforming facilities, including 11 stores, and to eliminate approximately 300 administrative and support positions, which included 18 officers. The 1993 restructuring charge included $42.7 million for expenses relating to facility closures and $14.2 million for severance and other related expenses.

     In late 1994, the Company determined that the facility closures and reductions in work force undertaken in 1993 would not achieve the Company's cost reduction goals.
The Company undertook additional restructuring initiatives resulting in further facility closures and reductions in work force. During 1994, the Company recorded restructuring charges of $33.0 million, or $.45 per share. The 1994 restructuring charges included $27.4 million for expenses related to facility closures, including 16 stores and the San Diego distribution facility. The remaining $5.6 million of the charges relates to severance and other costs associated with the elimination of approximately
400 administrative and support positions.

     All of the cost containment and strategic restructuring initiatives have been executed. Of the total $89.9 million restructuring reserve, $83.9 million of costs and payments have been charged against the reserve as of December 29, 1996, representing asset write-offs and lease obligations for closed facilities of $64.1 million and severance and other related expenses of $19.8 million.

     Note 16. Quarterly Financial Data (Unaudited)


     The results of operations for 1996 and 1995 were as follows
(in millions except per share data):

                            First        Second         Third        Fourth
                           Quarter       Quarter       Quarter       Quarter
Fiscal Year 1996         (12 Weeks)    (12 Weeks)    (16 Weeks)    (12 Weeks)
                         -----------   -----------   -----------   -----------
Sales                    $   1,205.6   $   1,261.0   $   1,676.6   $   1,264.2
Gross profit (1)               307.3         323.6         419.9         323.9
Amortization of excess
  cost over net assets
  acquired                       3.5           3.4           4.7           3.4
Operating income                45.3          53.1          68.2          74.5
Interest expense, net           13.5          13.3          16.6          12.2
Net income               $      17.5   $      22.7   $      29.4   $      35.1
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------
Income per common
  and common
  equivalent share:
  Net income             $       .39   $       .51   $       .66   $       .78
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------
Weighted average
  common and common
  equivalent shares             44.5          44.6          44.7          45.0
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------

                            First        Second         Third        Fourth
                           Quarter       Quarter       Quarter       Quarter
Fiscal Year 1995         (12 Weeks)    (12 Weeks)    (16 Weeks)    (12 Weeks)
                         -----------   -----------   -----------   -----------
Sales                    $   1,142.5   $   1,139.5   $   1,565.3   $   1,223.4
Gross profit (1)               291.5         289.6         390.7         308.7
Amortization of excess
  cost over net assets
  acquired                       3.4           3.5           4.7           3.4
Operating income                42.2          42.8          54.4          54.7
Interest expense, net           16.1          15.7          20.1          15.4
Net income               $      14.0   $      14.5   $      18.5   $      21.1
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------
Income per common
  and common equivalent
  share:
  Net income             $       .32   $       .33   $       .42   $       .48
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------
Weighted average
  common and common
  equivalent shares             43.8          43.8          44.0          44.3
                         -----------   -----------   -----------   -----------
                         -----------   -----------   -----------   -----------

(1) Gross profit represents sales net of cost of sales, buying and occupancy costs.



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

The following exhibits are filed as a separate section of this report:

Exhibit
  No.    Description of Exhibit        Sequentially Numbered Page
-------  ----------------------        --------------------------

24      Independent Auditors' Consent.

27      Financial Data Schedule.

        Management Contracts or
        Compensatory Plans or
        Arrangements:

          10.7.2  Amendment dated
                  December 13, 1996
                  to 1990 Stock Option
                  and Restricted Stock
                  Plan dated January 24,
                  1990.

                   THE VONS COMPANIES, INC. AND SUBSIDIARIES

                               INDEX TO EXHIBITS

The following exhibits are incorporated herein by reference:

Exhibit
  No.         Description of Exhibit         Incorporated By Reference From
-------       ----------------------         ------------------------------
2.1       Agreement and Plan of Merger       Exhibit 2.1 to Registrant's
          dated as of December 15, 1996      Report on Form 8-K dated
          by and among Safeway, Inc.,        December 15, 1996.
          SSCI Merger Sub, Inc. and
          The Vons Companies, Inc.

2.1.1     Amendment to Agreement and         Exhibit 2.1 to Safeway, Inc.
          Plan of merger dated as of         Report on Form 8-K dated
          December 15, 1996 by and           January 8, 1997.
          among Safeway, Inc.,
          SSCI Merger Sub, Inc. and
          The Vons Companies, Inc.

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

10.7.1      Amendment dated February 17,     Exhibit 10.13.1 to Registrant's
            1993 to 1990 Stock Option        Quarterly Report on Form 10-Q
            and Restricted Stock Plan        for the quarter ended March 28,
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

10.9.1      The Vons Companies, Inc.         Exhibit 10.9.1 to Registrant's
            Amended and Restated Severance   Quarterly Report on Form 10-Q
            Plan for Senior Management and   for quarter ended October 6,
            Key Employees dated July 15,     1996.
            1996.

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

10.11.1     Amendment 1994-1 dated           Exhibit 10.11.1 to Registrant's
            December 23, 1994 to The         Annual Report on Form 10-K for
            Vons Companies, Inc. 401(k)      fiscal year ended December 31,
            Wrap-Around Plan effective       1995.
            October 18, 1993.

10.11.2     Amendment 1996-1 dated           Exhibit 10.11.2 to Registrant's
            February 20, 1996 to The         Quarterly Report on Form 10-Q
            Vons Companies, Inc., 401(k)     for quarter ended March 24, 1996.
            Wrap-Around Plan effective
            January 1, 1996.

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

10.17       The Vons Companies, Inc. 1996    Exhibit 10.17 to Registrant's
            Officer and Administrative       Annual Report on Form 10-K for
            Bonus Plan.                      fiscal year ended December 31,
                                             1995.